Form 10-Q
period 2014-06-30
Chess Supersite Corp
filed 2014-08-14
CIK 1586554

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2014

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-55066


                         CHESS SUPERSITE CORPORATION
                      --------------------------------------
          (Exact name of registrant as specified in its charter)

                      RIVER RUN ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)


            Delaware                             46-3621499
     ------------------------------          ------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

   	                 1131A Leslie Street, Suite 201
	                    Toronto, Ontario M3C 3L8
	                            Canada
                      --------------------------------------
                     (Address of Principal Executive Offices)

                                 647-927-4644
                      --------------------------------------
              (Registrant's telephone number, including area code)


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

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer           Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Class                                 Outstanding at
                                           June 30, 2014

Common Stock, par value $0.0001              1,000,000

Documents incorporated by reference:            None

----------------------------------------------------------------


                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of June 30, 2014 (unaudited)
and December 31, 2013                                           1

Condensed Statements of Operations for the three and Six
Months Ended June 30, 2014 and for the Period from July 2,
2013 (Inception) to June 30, 2014 (unaudited)                   2

Condensed Statements of Cash Flows for the Six Months
Ended June 30, 2014 and for the Period from July 2, 2013
(Inception) to June 30, 2014 (unaudited)                        3

Notes to condensed Financial Statements (unaudited)             4-7

______________________________________________________________________

                         CHESS SUPERSITE CORPORATION
                   (formerly River Run Acquisition Corporation)
                        (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED BALANCE SHEETS


  ASSETS
                                                    June 30,       December 31,
						      2014             2013
                                                   ------------      ----------
                                                   (unaudited)       (audited)

  Current assets

    Cash                                         $       100        $    2,000
                                                  ------------      -----------
  Total assets                                   $       100        $    2,000
                                                  ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accrued liabilities                         $     1,150        $      400
                                                  ------------      -----------

 Total liabilities                                     1,150               400
                                                  ------------      -----------
  Stockholders' equity (deficit)
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 1,000,000 shares and
    20,000,000 shares outstanding as of June
    30, 2014 and December 31, 2013, respectively         100            2,000

  Additional paid-in capital                              257              257

  Deficit accumulated during the
     development stage                                 (1,407)            (657)
                                                  ------------      -----------
  Total stockholders' equity (deficit)                 (1,050)            1,600
                                                  ------------      -----------
  Total liabilities and stockholders'
      equity (deficit)                             $       100       $    2,000
                                                  ============      ===========


   The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________

                         CHESS SUPERSITE CORPORATION
                   (formerly River Run Acquisition Corporation)
                        (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                               (unaudited)

                                                         For the periods
                         For the three   For the six     from July 2,
                         months ended    months ended    2013 to
                         June 30, 2014   June 30, 2014   June 30, 2014
                         -------------   -------------   -------------

Revenue                  $       -       $         -      $      -

Operating expenses               -               750          1,407

Income tax                       -                 -             -
                         -------------   -------------   -------------
Net loss                 $       -       $      (750)        (1,407)
                         =============   =============   =============
Loss per share -
   basic and diluted     $       -       $       (0)
                         =============   =============

Weighted average shares-
   basic and diluted         8,150,000      14,075,000
                         =============    =============


The accompanying notes are an integral part of these unaudited condensed financial statements

                                          2

______________________________________________________________________
                         CHESS SUPERSITE CORPORATION
                   (formerly River Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                               For the
                                                             period from
                                          For the six        July 2, 2013
                                          months ended      (Inception) to
                                          June 30, 2014      June 30, 2014
                                          -------------     --------------
OPERATING ACTIVITIES

 Net loss                                  $      (750)      $   (1,407)
 Changes in Operating Assets and
         Liabilities

   Accrued liablities                              750            1,150
                                          -------------     --------------

   Net cash used in operating activities             0             (257)
                                          -------------     --------------
FINANCING ACTIVITIES

 Proceeds from issuance of common stock            100             2,100

 Redemption of Common Stock                     (2,000)           (2,000)
 Proceeds from stockholders' additional
       paid-in capital                               0               257
                                          -------------     --------------
   Net cash provided by financing
       activities                               (1,900)              357
                                          -------------     --------------
 Net increase in cash                           (1,900)              100

 Cash, beginning of period                        2,000                -
                                          =============     ==============
 Cash, end of period                      $         100              100
                                          =============     ==============


The accompanying notes are an integral part of these unaudited condensed financial statements

______________________________________________________________________
                         CHESS SUPERSITE CORPORATION
                   (formerly River Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

NATURE OF OPERATIONS

Chess Supersite Corporation (formerly River Run Acquisition Corporation ("Chess Supersite" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited.

In May, 2014, the Company effected a change in control by the redemption of the stock held by its original shareholders, the issuance of shares of its common stock to new shareholders, the resignation of its original officers and directors and the appointment of new officers and directors.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.
The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2014.


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2014.

______________________________________________________________________
                         CHESS SUPERSITE CORPORATION
                   (formerly River Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2014, there are no outstanding dilutive securities.

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

______________________________________________________________________
                         CHESS SUPERSITE CORPORATION
                   (formerly River Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2014. The Company had working capital deficit of $1,050 and an accumulated deficit of $1,407 as of June 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic
915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what impact it may have on the financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

______________________________________________________________________
                         CHESS SUPERSITE CORPORATION
                   (formerly River Run Acquisition Corporation)
                       (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (unaudited)


NOTE 4   STOCKHOLDER'S EQUITY

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2014, 1,000,000 shares of common stock and no preferred stock were outstanding.

The Company redeemed the 20,000,000 shares of its common stock issued to its original two shareholders and on May 5, 2014 issued 500,000 shares of its common stock to each of Rubin Schindermann and Alexander Starr.

   The following events occurred which resulted in a change of control of the Company:

    On May 5, 2014 the Company redeemed from James Cassidy and James McKillop, its then two shareholders, an aggregate of 19,500,000 of the then outstanding 20,000,000 shares of its common stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950. On June 12, 2014, the Company redeemed the remaining 500,000 shares of common stock held by such original two shareholders for a redemption price of of $.0001 per share for an aggregate price of $50.

         James Cassidy and James McKillop resigned as the Company's president, secretary and director and vice president and director, respectively.

    	Rubin Schinderman and Alexander Starr were named as directors of the Company and were appointed its Chief Executive Officer and President, respectively.

	The Company issued 500,000 shares of its common stock pursuant to
Section 4(2) of the Securities Act of 1933 at par to each of Rubin Schindermann and Alexander Starr.

NOTE 5   SUBSEQUENT EVENT

      On July 23, 2014, the company entered into an asset purchase agreement with Chess Supersite Inc. to purchase assets by issuing 5,000,000 common shares.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Chess Supersite Corporation (formerly River Run Acquisition Corporation was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

    Since inception the COmpanyhas been in the developmental stage.

    In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.
The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act.

     On September 30, 2013, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has no employees.

     The Company entered into an agreement with Tiber Creek
Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

   The following events occurred which resulted in a change of control of the Company:

    On May 5, 2014 the Company redeemed from James Cassidy and James McKillop, its then two shareholders, an aggregate of 19,500,000 of the then outstanding 20,000,000 shares of its common stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950. On June 12, 2014, the Company redeemed the remaining 500,000 shares of common stock held by such original two shareholders for a redemption price of of $.0001 per share for an aggregate price of $50.

         James Cassidy and James McKillop resigned as the Company's president, secretary and director and vice president and director, respectively.

    	Rubin Schinderman and Alexander Starr were named as directors of the Company and were appointed its Chief Executive Officer and President, respectively.

	The Company issued 500,000 shares of its common stock pursuant to
Section 4(2) of the Securities Act of 1933 at par to each of Rubin Schindermann and Alexander Starr.

	The Company changed its name to Chess Supersite Corporation in anticipation of the development of the Company as a chess web site.


Business

     The Company anticipates that it will develop its business with a business combination with a private company or through the development of its business plan.

	The Company anticipates that it will develop its business with a combination with a private company or through the development of its business plan. The Company is designed to become an online chess site featuring sophisticated playing zone, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources. With the availability of global high speed Internet access, the Company anticipates that it will be able to deliver high quality product featuring broadcasts of top worldwide games, education, interactivity, playing and other services.
The Company believes that chess players have two major needs: (1) to play against each other and (2) to watch games of top players including Grandmasters. The viewing of chess games is particularly adaptable to the Internet to allow for real time or archived viewing while enjoying the comments, announcements and analyses of top experts. The Company anticipates that the playing zone will utilize two-level architecture allowing thousands of users to watch and play as individuals and/or as teams. Web-based services designed for browsers and table computers will be the project's centerpiece and main point of focus. The Company anticipates that such an Internet site will have a great appeal to the vast worldwide chess playing population.

	No agreements have been executed and if the Company makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

     It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect such a business combination and although the Company anticipates that it will effect such a business combination there is no assurance that such combination will be consummated.

     If and when the Company chooses to enter into a business combination with such private company or another, it will likely file a registration statement after such business combination is effected.

      The Company may develop its operations by marketing and internal growth and/or by effecting a business combination with an operating company in the field. The Company anticipates that if it enters such a business combination it would likely take the form of a merger. It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect any business combination.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of June 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception.

     The Company's independent auditors have substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.


---------------------------------------------------------

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

	On May 5, 2014, the Company redeemed an aggregate of 9,750,000 shares of common stock from each of the above shareholders. On June 12, 2014, the Company redeemed the remaining 250,000 shares from each of the above shareholders.

	On May 5, 2014, the Company issued issued 1,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:
			 500,000		Rubin Schindermann
			 500,000		Alexander Starr

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

                                  CHESS SUPERSITE CORPORATION


                            By:   /s/ Rubin schindermann
                                  Chief Executive Officer


Dated:   August 14, 2014