Form 10-Q
period 2014-09-30
Chess Supersite Corp
filed 2014-11-17
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-55066

CHESS SUPERSITE CORPORATION

(FORMERLY RIVER RUN ACQUISITION CORPORATION)

(Exact name of registrant as specified in its charter)

Delaware	46-3621499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1131A Leslie Street, Suite 201 Toronto, Ontario, Canada	M3C 3L8
(Address of principal executive officers)	(Zip Code)

+1 647-927-4644

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

6,900,0000 common stock outstanding as of November 14, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

(FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED

FINANCIAL STATEMENTS

INDEX

Condensed Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited)	4

Condensed Statements of Operations and Comprehensive Loss for the three months ended September 30, 2014 and for the period from July 2, 2013 (inception) to September 30, 2013 (Unaudited)	5

Condensed Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2014 and for the period from July 2, 2013 (inception) to September 30, 2013 and cumulative for the period from July 2, 2013 (inception) to September 30, 2014 (Unaudited)	6

Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and for the period from July 2, 2013 (inception) to September 30, 2013 and cumulative for the period from July 2, 2013 (inception) to September 30, 2014 (Unaudited)	7

Notes to Condensed Financial Statements (Unaudited)	8 - 11

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	7,809	2,000
Total current assets	7,809	2,000

Long term assets
Intangible assets [Note 3]	70,000	—
Total assets	77,809	2,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	116,150	400
Total current liabilities	116,150	400

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,900,000 and 20,000,000 common shares outstanding as at September 30, 2014 and December 31, 2013, respectively [Note 4]	690	2,000
Additional paid-in capital	79,755	257
Deficit accumulated during the development stage	(118,786)	(657)
Total stockholders' deficit	(38,341)	1,600
Total liabilities and stockholders' deficit	77,809	2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

	For the three	For the period from
	months ended	July 2, 2013 (Inception)
	September 30, 2014	to September 30, 2013
	$	$

OPERATING EXPENSES

Salaries and wages	100,000	—

Legal and professional fees	17,325	657

Interest and bank charges	54	—

Total operating expenses	117,379	657

Net loss before income taxes	(117,379)	(657)

Income taxes	—	—

Net loss and comprehensive loss	(117,379)	(657)

Loss per share, basic and diluted	(0.0170)	(0.0000)

Weighted average shares - basic and diluted	6,893,261	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

	For the nine	For the period from	Cumulative for the period from
	months ended	July 2, 2013 (Inception)	July 2, 2013 (Inception)
	September 30, 2014	to September 30, 2013	to September 30, 2014
	$	$	$
OPERATING EXPENSES

Salaries and wages	100,000	—	100,000

Legal and professional fees	18,075	657	18,732

Interest and bank charges	54	—	54

Total operating expenses	118,129	657	118,786

Net loss before income taxes	(118,129)	(657)	(118,786)

Income tax	—	—	—

Net loss and comprehensive loss	(118,129)	(657)	(118,786)

Loss per share, basic and diluted	(0.0101)	(0.0000)

Weighted average shares - basic and diluted	11,728,603	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(EXPRESSED IN US DOLLARS)

	For the nine	For the period from	Cumulative for the period from
	months ended	July 2, 2013 (Inception)	July 2, 2013 (Inception)
	September 30, 2014	to September 30, 2013	to September 30, 2014
	$	$	$
OPERATING ACTIVITIES

Net loss	(118,129)	(657)	(118,786)

Changes in operating assets and liabilities

Change in accounts payable and accrued liabilities	115,750	657	116,150

Net cash used in operating activities	(2,379)	—	(2,636)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	10,188	100	12,445

Redemption of common stock	(2,000)	—	(2,000)

Net cash provided by financing activities	8,188	100	10,445

Net increase in cash	5,809	100	7,809

Cash, beginning of period	2,000	—	—

Cash, end of period	7,809	100	7,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2014

(EXPRESSED IN US DOLLARS)

1. Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Chess Supersite Corporation (formerly River Run Acquisition Corporation) ("Chess Supersite" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited.

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

Going Concern and Management Plans

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2014. The Company had working capital deficit of $108,341 and an accumulated deficit of $118,786 as of September 30, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS AT SEPTEMBER 30, 2014

(EXPRESSED IN US DOLLARS)

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2014 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2013.

Development Stage Enterprises

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

Use of Estimates

The preparation of the unaudited condensed interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals. Actual results could materially differ from those estimates.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

Effective June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915). Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities.

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS AT SEPTEMBER 30, 2014

(EXPRESSED IN US DOLLARS)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

The amendments also eliminate an exception previously provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to:

1) present inception-to-date information in the statements of income, cash flows, and shareholder equity;

2) label the financial statements as those of a development stage entity;

3) disclose a description of the development stage activities in which the entity is engaged; and

4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

3. Intangible Assets

Intangible assets represents purchase of intellectual rights related to the development of the online chess game, by issuing 5,000,000 common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014.

4. Stockholders’ Deficit

The Company’s authorized capital stock consists of 100,000,000 shares of common stock. At September 30, 2014, there were 6,900,0000 shares of common stock issued and outstanding (at December 31, 2013: 20,000,000 shares of common stock issued and outstanding).

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 cash. Subsequently, the Company redeemed the 20,000,000 shares of its common stock issued to its original two shareholders. On May 5, 2014, the Company issued 500,000 shares of its common stock to each of Rubin Schindermann and Alexander Starr.

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

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS AT SEPTEMBER 30, 2014

(EXPRESSED IN US DOLLARS)

4. Stockholders’ Equity (continued)

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

In July 2014 the Company 5,000,000 common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014.

In July 2014 the Company issued 88,000 common stock at a price of $.0001 per share for an aggregate price of $88.

In August 2014 the Company issued 20,000 common stock at a price of $0.50 per share for an aggregate price of $10,000.

5. Loss Per Share

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2014 were 6,893,261 and 11,728,603, respectively (as compared to 20,000,000 from the date of inception to September 30, 2013 respectively).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the three and nine months ended September 30, 2014 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward -looking statements” which can be identified by the use of the terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to attract and retain management;

●	Our ability to enter in to long-term supply agreements for the mineralized material;

●	General economic conditions; and

●	Other factors discussed in Risk Factors.

All forward looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements you are cautioned not to place undue reliance on such forward looking statements.

Overview

Chess Supersite Corporation (formerly River Run Acquisition Corporation) was incorporated on July 2, 2013 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Since inception the Company has been in the developmental stage. In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Overview (continued)

The Company entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

Business and Plan of Operations

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

As of September 30, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company's independent auditors have substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

We have not generated significant revenue to date and consequently our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our analysis on the performance of the Company is as follows:

Balance sheet – As at September 30, 2014 and December 31, 2013

Cash

At September 30, 2014 the Company had cash of $7,809 compared to $2,000 as at December 31, 2013. The increase mainly represents cash raised through various private placements.

Intangible assets

Intangible assets represents purchase of intellectual rights by issuing 5,000,000 common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014.

Accounts payable and accrued liabilities

At September 30, 2014 the Company had $116,150 of accounts payable and accrued liabilities as compared to $400 as at December 31, 2013. The increase of $115,750 represented accruals of salary for two employees amounting in total to $100,000 and for legal and professional charges of $15,000.

Statement of Operations – For the three and nine months September 30, 2014 and 2013:

Expenses

Our expenses are classified primarily into salaries and wages and legal and professional fees. The significant increase in overall expenses for the three and nine months ended September 30, 2014 compared to 2013 mainly represented accruals of salary for two employees amounting in total to $100,000 and for legal and professional charges of $15,000.

Liquidity and Capital Resources

At September 30, 2014, the Company had a working capital deficit of $108,341. The Company is actively seeking various financing operations to meet the working capital requirements.

To date we have relied on third parties to provide financing for our operations by way of private placements. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies

Critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2013.

Subsequent Events

We have evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report.

Description Of Property

Our principal executive office is located at 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

ITEM 4. CONTROLS AND PROCEDURES (continued)

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this valuation, segregation of duties & maintenance of current accounting records have been identified as material weaknesses in internal control over financial reporting. Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting has material weaknesses at September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes during the period ended September 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash. Subsequently, the Company redeemed the 20,000,000 shares of its common stock issued to its original two shareholders and on May 5, 2014 issued 500,000 shares of its common stock to each of Rubin Schindermann and Alexander Starr.

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

In July 2014 the Company 5,000,000 common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014.

In July 2014 the Company issued 88,000 common stock at a price of $.0001 per share for an aggregate price of $88.

In August 2014 the Company issued 20,000 common stock at a price of $0.50 per share for an aggregate price of $10,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESS SUPERSITE CORPORATION

Dated: November 14, 2014	By:	/s/ Rubin Schindermann
Rubin Schindermann Chief Executive Officer and Chief Financial Officer

