Form 10-Q/A
period 2014-03-31
Chess Supersite Corp
filed 2015-01-26
CIK 1586554

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2014

Common Stock, par value $0.0001	1,499,999
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	1

Condensed Statements of Operations for the Three Months Ended March 31, 2014 and for the Period from July 2, 2013 (Inception) to March 31, 2014 (unaudited)	2

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2014 and for the Period from July 2, 2013 (Inception) to March 31, 2014 (unaudited)	3

Condensed Statement of Changes in Stockholders' Equity	4

Notes to Condensed Financial Statements (unaudited)	5-8

RIVER RUN ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

ASSETS

Current assets

Cash	$2,000	$2,000
Total assets	$2,000	$2,000

LIABILITIES AND SSTOCKHOLDERS' EQUITY

Accrued liabilities	$1,150	$400

Total liabilities	1,150	400

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,000,000 shares and outstanding	2,000	2,000

Additional paid-in capital	257	257

Deficit accumulated during the development stage	(1,407)	(657)
Total stockholders' equity	850	1,600

Total liabilities and stockholders' equity	$2,000	$2,000

The accompanying notes are an integral part of these condensed financial statements

1

RIVER RUN ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS
(unaudited)

		For the periods
	For the three	from July 2,
	months ended	2013 to
	March 31, 2014	March 31, 2014

Revenue	$-	$-

Operating expenses	750	1,407

Income tax	-	-

Net loss	$(750)	(1,407)

Loss per share - basic and diluted	$(0)	(0)

Weighted average shares-basic and diluted	20,000,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements

RIVER RUN ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

		For the
		period from
	For the three	July 2, 2013
	months ended	(Inception) to
	March 31, 2014	March 31, 2014
OPERATING ACTIVITIES

Net loss	$(750)	$(1,407)
Changes in Operating Assets and Liabilities

Accrued liablities	750	1,150

Net cash used in operating activities	0	(257)

CASH FLOWS (USED) BY INVESTING ACTIVITIES

Acquisition of Intangible Assets	0	-
Capital Expenditures	-	-

FINANCING ACTIVITIES

Proceeds from issuance of common stock	0	2,000

Proceeds from stockholders' additional paid-in capital	0	257
Net cash provided by financing activities	0	2,257
Net increase in cash	0	2,000

Cash, beginning of period	2,000	-
Cash, end of period	$2,000	2,000

The accompanying notes are an integral part of these condensed financial statements

RIVER RUN ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, July 2, 2013 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	20,000,000	2,000	-	-	2,000

Additional paid-in capital	-	-	257	-	257

Net loss	-	-	-	(657)	(657)

Balance, December 31, 2013	20,000,000	$2,000	$257	$(657)	$1,600

Net loss	-	-	-	(750)	(750)

Balance, March 31, 2014	20,000,000	2,000	257	(1,407)	850

The accompanying notes are an integral part of these condensed financial statements

RIVER RUN ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

River Run Acquisition Corporation ("River Run" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with River Run. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

On July 2, 2013, the Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

James Cassidy	10,000,000	$1,000
James McKillop	10,000,000	$1,000

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

CHESS SUPERSITE CORPORATION
(Formerly River Run Acquisition
Corporation)

		By:	/s/ Rubin Schindermann
Chief Executive Officer

Dated:	January 23, 2015

