Form 10-Q/A
period 2014-06-30
Chess Supersite Corp
filed 2015-01-26
CIK 1586554

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

1131A Leslie Street, Suite 201
Toronto, Ontario M3C 3L8
Canada
(Address of Principal Executive Offices)

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	June 30, 2014

Common Stock, par value $0.0001	1,000,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	1

Condensed Statements of Operations for the three and Six Months Ended June 30, 2014 and for the Period from July 2, 2013 (Inception) to June 30, 2014 (unaudited)	2

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and for the Period from July 2, 2013 (Inception) to June 30, 2014 (unaudited)	3

Notes to condensed Financial Statements (unaudited)	4-7

CHESS SUPERSITE CORPORATION
(formerly River Run Acquisition Corporation)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)

ASSETS

Current assets

Cash	$100	$2,000

Total assets	$100	$2,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued liabilities	$1,150	$400

Total liabilities	1,150	400

Stockholders' equity (deficit) Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,000,000 shares and 20,000,000 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	100	2,000

Additional paid-in capital	257	257

Deficit accumulated during the development stage	(1,407)	(657)

Total stockholders' equity (deficit)	(1,050)	1,600

Total liabilities and stockholders' equity (deficit)	$100	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements

CHESS SUPERSITE CORPORATION
(formerly River Run Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			For the periods
	For the three	For the six	from July 2,
	months ended	months ended	2013 to
	June 30, 2014	June 30, 2014	June 30, 2014

Revenue	$-	$-	$-

Operating expenses	-	750	1,407

Income tax	-	-	-

Net loss	$-	$(750)	(1,407)

Loss per share - basic and diluted	$-	$(0)

Weighted average shares- basic and diluted	8,150,000	14,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements

CHESS SUPERSITE CORPORATION
(formerly River Run Acquisition Corporation)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		For the
		period from
	For the six	July 2, 2013
	months ended	(Inception) to
	June 30, 2014	June 30, 2014

OPERATING ACTIVITIES

Net loss	$(750)	$(1,407)
Changes in Operating Assets and Liabilities

Accrued liabilities	750	1,150

Net cash used in operating activities	0	(257)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	100	2,100

Redemption of Common Stock	(2,000)	(2,000)
Proceeds from stockholders' additional paid-in capital	0	257

Net cash provided by financing activities	(1,900)	357

Net increase in cash	(1,900)	100

Cash, beginning of period	2,000	-

Cash, end of period	$100	100

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
Dated: January 23, 2015

