Form 10-Q/A
period 2014-09-30
Chess Supersite Corp
filed 2015-01-26
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

6,900,000 common stock outstanding as of November 14, 2014.

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

4. Stockholders’ Deficit

The Company’s authorized capital stock consists of 100,000,000 shares of common stock. At September 30, 2014, there were 6,900,000 shares of common stock issued and outstanding (at December 31, 2013: 20,000,000 shares of common stock issued and outstanding).

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

CHESS SUPERSITE CORPORATION

Dated: January 23, 2015	By:	/s/ Rubin Schindermann
Rubin Schindermann Chief Executive Officer and Chief Financial Officer

