Form 10-K
period 2014-12-31
Chess Supersite Corp
filed 2015-03-31
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to _____

Commission file number 000-55066

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

(Exact name of registrant as specified in its charter)

Delaware	46-3621499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1131A Leslie Street, Suite 101, Toronto, Ontario, Canada	M3C 3L8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code +1 647-927-4644

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$100 as of June 30, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 31, 2015, the registrant has 6,900,000 shares of Common Stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “Company,” or “Chess Supersite” are to Chess Supersite Corporation (formerly River Run Acquisition Corporation).

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

Item 1. Business

Chess Supersite Corporation (formerly River Run Acquisition Corporation) ("Chess Supersite" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has limited operations to date. The company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

The Company issued 1,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 66.7% of the total outstanding 1,500,000 shares of common stock as follows:

500,000	Rubin Schinderman
500,000	Alexander Starr

With the issuance of the 1,000,000 shares of stock and the redemption of 20,000,000 shares of stock, the Company effected a change in its control and the shareholder(s) elected new management of the Company. The Company changed its name as part of the change in control.

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

The Company, acquired certain assets (the “Acquisition”) of Chess Supersite, Inc., a corporation existing under the laws of Ontario, Canada. The Acquisition was consummated pursuant to the terms of the Asset Purchase Agreement (the “Agreement”) dated July 23, 2014 and in exchange for the issuance of 5,000,000 shares of common stock to Chess Supersite, Inc. The purpose of the Acquisition was to develop the Company’s business and build substantive operations from this initial base of assets, as well as to facilitate and prepare the Company for a registration statement and/or public offering of securities.

The Company had not generated revenues and had no income or cash flows from operations since inception. The Company's independent auditors have substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue its operations.

On January 26, 2015, the Company filed its form S-1/A, to amend its form S-1 previously filed on December 11, 2014. The prospectus relates to the offer and sale of 1,500,000 shares of common stock (the “Shares”) of the Company, $0.0001 par value per share, offered by the holders thereof (the “Selling Shareholder Shares”), who are deemed to be statutory underwriters. The selling shareholders will offer their shares at a price of $0.50 per share, until the Company's common stock is listed on a national securities exchange or is quoted on the OTC Bulletin Board (or a successor); after which, the selling shareholders may sell their shares at prevailing market or privately negotiated prices, including (without limitation) in one or more transactions that may take place by ordinary broker's transactions, privately-negotiated transactions or through sales to one or more dealers for resale.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. Effective October 1, 2014, the Company has leased its offices at a monthly rent of $1,000.

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES (6)	CONSIDERATION
July 9, 2013	James Cassidy (1)	10,000,000	$1,000
July 9, 2013	James McKillop (2)	10,000,000	$1,000
May 5, 2014	Rubin Schindermann (3)	500,000	$50
May 5, 2014	Alexander Starr (3)	500,000	$50
July 7, 2014	Various (4)	900,000	$10,088
July 23, 2014	Chess Supersite Inc. (5)	5,000,000	$70,000

(1)	On July 9, 2013, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000. James Cassidy is the sole owner and director of Tiber Creek Corporation. Subsequently, on May 5, 2014, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975. The remaining 250,000 shares were redeemed June 12, 2014 for the redemption price of $25.

(2)	On July 9, 2013, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration of $1,000. James McKillop is the sole officer and owner of MB Americus, LLC. Subsequently, on May 5, 2014, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975. The remaining 250,000 shares were redeemed June 12, 2014 for the redemption price of $25.

(3)	On May 5, 2014, 500,000 shares of common stock were issued by the Company to each of Rubin Schindermann and Alexander Starr, respectively, pursuant to a change of control in the Company. The aggregate consideration paid for these shares was $100.

(4)	From July 7, 2014 and continuing presently, the Company has issued 900,000 shares of its common stock pursuant to executed subscription agreements under a Regulation D offering. The Company filed a Form D in July 2014.

Shareholder Name	Number of Shares	Consideration

2339222 Ontario Limited	20,000	$2.00
Dorothy Arsenaul	10,000	$1.00
Michael Barron	10,000	$1.00
Irina Barron	10,000	$1.00
Boris Barron	10,000	$1.00
Tony Bisogno	20,000	$2.00
Bisogno Jewellers North	20,000	$2.00
Ariel Cohen	40,000	$4.00
Diane Collins	20,000	$2.00
Michael Danso	10,000	$1.00
Syrel Danso	10,000	$1.00
Mosolova Darya	30,000	$3.00
Maxim Dlugy	30,000	$3.00
Inna Dlugy	30,000	$3.00
Robert Hamilton	10,000	$1.00
Maryna Havorka	40,000	$4.00
Svetlana Kaplin	30,000	$3.00
Tony Kassabian	20,000	$10,000.00
Galina Kossitsina	30,000	$3.00
Edward Kotler	10,000	$1.00
Sandor Molnar	10,000	$1.00
Borys Mykhaylets	10,000	$1.00
Saul Niddam	20,000	$2.00
Norlandam	30,000	$3.00
Piter Platis	40,000	$4.00
Svyatoslav Polyakov	10,000	$1.00
Felix Rosenwasser	40,000	$4.00
Eric Schindermann	40,000	$4.00
Bruce Schoengood	20,000	$2.00
Eric Segal	20,000	$2.00
Khachaturov Sergei	30,000	$3.00
Jacob Shinderman	40,000	$4.00
Inna Sirota	20,000	$2.00
Vladimir Sirota	20,000	$2.00
Vakulenkova Svitlana	40,000	$4.00
Marselle Taub	10,000	$1.00
Regina Varnovitsky	40,000	$4.00
Mark Varnovitsly	20,000	$2.00
Elena Vinogradova	30,000	$3.00

(5)	On July 23, 2014, the Company issued 5,000,000 shares of common stock to Chess Supersite, Inc. in connection with the Asset Purchase Agreement dated July 23, 2014 by and between the Company and Chess Supersite, Inc.

(6)	Total shares outstanding as of the date of this report are 6,900,000.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained net loss of $358,340, and had an accumulated deficit of $358,997.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of the target company with the Company.

Management will pay all expenses incurred by the Company and there is no expectation of repayment for such expenses.

Balance sheet as at December 31, 2014 and 2013

Intangible assets

Intangible assets represented purchase of intellectual rights related to the development of the online chess game, by issuing 5,000,000 common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014. Shares have been recorded as issued.

During the fiscal year ended December 31, 2014, the Company recorded impairment charges related to intangible assets totaling $70,000 since the carrying value is less than fair value. The Company is continuing software development and is recognizing costs related to these activities as expenses during the period in which they are incurred.

Accounts payable and accrued liabilities

Increase in Accounts payable amounting to $279,236 primarily represents salaries for $200,000, shareholder advances for $28,239 and other accruals for professional services.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds.

Expenses for the year ended December 31, 2014

Expenses amounting to $358,340 are primarily comprised of salaries and wages $200,000, impairment expense $70,000, software development expense $48,590 and professional fee $36,671 in respect of accounting work, audit and consultancy.

Liquidity and Capital Resources

At December 31, 2014, the Company had a working capital deficit of $278,552 and an accumulated deficit of $358,997. The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2015 provided that it is successful in obtaining additional financing in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2014 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.   Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting has material weaknesses at December 31, 2014.

Management's Report of Internal Control over Financial Reporting

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD

Rubin Schinderman	63	Chief Executive Officer, Chief Financial Officer and Director
Alexander Starr	63	President and Director

Management of Chess Supersite Corporation

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Rubin Schindermann

Rubin Schindermann serves as the Chief Executive Officer and a director of the Registrant. Mr. Schindermann has been in the business community for over 30 years. In 2002 he established Rubin and Associates Financial Services where he provided services to several private and public companies while providing corporate governance and management direction to ensure complete transparency for shareholders. Since 2011, Mr. Schindermann has served as president and director of Hard Asset Capital Corp. Mr. Schindermann holds a Bachelor of Arts degree in science. Mr. Schindermann holds a BA from the University Of Saratov USSR and a Degree in Accountancy from the University of Tel-Aviv.

Alexander Starr

Alexander Starr serves as President and a director of the Registrant. Mr. Starr has many years’ experience in the business community and brings an established record in business development, marketing and management. From 2009 to 2013, Mr. Starr was president of Oxford Capital Partners, a division of a 1520814 Ontario Inc. company, responsible for day-to-day operations of the company, consulting with client companies to establish and develop business ventures. From 2013 to the present, Mr. Starr has served as president of Chess Supersite Inc., overseeing the operations and development of the supersite and promoting chess issues. Mr. Starr is a Master of Chess and a voting member of the Canadian Federation of Chess. Mr. Starr received his BA from Gorki State University, Russia.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers, if any, are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its consolidated financial statements at this stage of its development. We have not formed a Compensation Committee, Nominating and Corporate Governance Committee or any other Board Committee as of the filing of this Annual Report.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(A) Of The Exchange Act.

We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file reports of ownership and changes in ownership with the SEC or furnish us with copies of these reports.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer

Item 11. Executive Compensation

The Company has not to date paid any compensation to any officer or director. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 20, 2014 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, and (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

Name and Address of Beneficial Owner	Position	Common shares beneficially owned		Percent of Common shares beneficially owned (1)

Rubin Schinderman Address: 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada	CEO, Director	5,500,000	(2)	79%

Alexander Starr Address: 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada	President, Director	5,500,000	(2)	79%

Total owned by officers and directors		6,000,000		86%

(1)	Based on 6,900,000 shares outstanding as of the date of this Report.
(2)	Includes 5,000,000 shares held by Chess Supersite, Inc., a corporation organized under the laws of Ontario, Canada. Mr. Schindermann and Mr Starr are executives and directors of the entity, and they may be deemed the beneficial owners of the shares held by such entity.

Item 13. Certain Relationships and Related Transactions and Director Independence

 Mr. Schindermann and Mr. Starr, who are respectively the Chief Executive Officer and President of the Company, as well as directors, are also executives and directors of Chess Supersite, Inc. and were executives and directors of Chess Supersite, Inc. prior to the Acquisition of assets.  Mr. Schindermann was the Chief Executive Officer and Chief Financial Officer of Chess Supersite, Inc. from November 2011 to present. Mr. Starr was a founder and President of Chess Supersite, Inc. As of the date of this Current Report, Mr. Schindermann and Mr. Starr each own 500,000 shares of the Company’s 6,900,000 outstanding shares of Common Stock.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition and change in control. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement developers of River Run.

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation. Tiber Creek has received consulting fees to date from the Company and also previously held shares in the Company.

The Company previously entered into an engagement agreement with Tiber Creek Corporation, a Delaware corporation (“Tiber Creek”), whereby Tiber Creek would provide assistance to the Company in effecting transactions for the Company to combine with a public reporting company, including: transferring control of such reporting company to the Company; preparing the business combination agreement; effecting the business combination; causing the preparation and filing of forms, including a registration statement, with the Securities and Exchange Commission; assist in listing its securities on a trading exchange; and assist in establishing and maintaining relationships with market makers and broker-dealers.

Under the agreement, Tiber Creek is entitled to receive cash fees from the Company. In addition, the Company’s then-current shareholders, Tiber Creek and MB Americus, LLC, a California limited liability company (“MB Americus”), were permitted to retain the aggregate total of 500,000 shares. On June 12, 2014, the Company redeemed the aforementioned 500,000 shares from Tiber Creek and MB Americus.

In general, Tiber Creek holds interests in inactive Delaware corporations which may be used by issuers (such as the Company) to reincorporate their business in the State of Delaware and capitalize the issuer at a level and in a manner (i.e. the number of authorized shares and rights and preferences of shareholders) that is appropriate for a public company. Otherwise, these corporations are inactive, and Tiber Creek does not conduct any business in such corporations.

James Cassidy and James McKillop (who is the sole owner of MB Americus, an affiliate of Tiber Creek) serve only as interim officers and directors of these corporations (such as River Run Acquisition Corporation) until such time as the changes of control in such corporations are effectuated to the ultimate registering issuers. As the role of Tiber Creek is essentially limited to preparing the corporate structure and organizing the Company for becoming a public company, the roles of Mr. Cassidy and Mr. McKillop are generally limited to facilitating such change of control and securities registration transactions.

Item 14. Principal Accounting Fees and Services.

The Company has limited activities and no income at the moment and expenses primarily comprise salaries and independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

We were billed $7,317 and $750 for years ended 2014 and 2013 respectively for professional services rendered for the audit of our financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM JULY 9, 2013 (INCEPTION) TO DECEMBER 31, 2013

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

FINANCIAL STATEMENTS

Balance Sheets	F3

Statements of Loss	F4

Statements of Stockholders' Deficit	F5

Statements of Cash Flows	F6

Notes to the Financial Statements	F7 - F11

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Chess Supersite Corporation:

We have audited the accompanying balance sheets of Chess Supersite Corporation (formerly River Run acquisition Corporation, the "Company") as of December 31, 2014 and 2013, and the related statements of loss, stockholders' equity, and cash flows for the year ended December 31, 2014 and for the period from July 9, 2013 (Inception) through December 31, 2013. Chess Supersite Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chess Supersite Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period from July 9, 2013 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

March 31, 2015

F2

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	$	$

ASSETS
Current assets
Cash	1,084	2,000
Total current assets	1,084	2,000

Total assets	1,084	2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	251,397	400
Shareholder advances [Note 7]	28,239	—
Total current liabilities	279,636	400
		—
Total liabilities	279,636	400

Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,900,000 and 20,000,000 common shares outstanding as at December 31, 2014 and December 31, 2013, respectively [Note 8]	690	2,000
Additional paid-in capital	79,755	257
Accumulated Deficit	(358,997)	(657)
Total stockholders' (deficit) equity	(278,552)	1,600
Total liabilities and stockholders' equity	1,084	2,000

The accompanying notes are an integral part of these financial statements.

F3

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

STATEMENTS OF LOSS

		For the period from
	For the year ended	July 9, 2013 (Inception)
	December 31, 2014	to December 31, 2013
	$	$

OPERATING EXPENSES

Salaries and wages	200,000	—

Software development expense	48,590

Impairment loss [Note 6]	70,000

Legal and professional fees	36,617	657

Rent	3,000	—

Interest and bank charges	133	—

Total operating expenses	358,340	657

Net loss before income taxes	(358,340)	(657)

Income taxes	—	—

Net loss	(358,340)	(657)

Loss per share, basic and diluted	(0.03)	(0.0000)

Weighted average shares - basic and diluted	10,482,137	20,000,000

The accompanying notes are an integral part of these financial statements.

F4

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 9, 2013 (INCEPTION) TO DECEMBER 31, 2014

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
		$	$	$	$

July 9, 2013 (Inception)	-	-	-	-	-

Issuance of common stock	20,000,000	2,000	257	-	2,257

Net loss	-	-	-	(657)	(657)

As at December 31, 2013	20,000,000	2,000	257	(657)	1,600

Redemption of common stock - May 5, 2014	(19,500,000)	(1,950)	-	-	(1,950)

Redemption of common stock - July 12, 2014	(500,000)	(50)	-	-	(50)

Shares issued for cash	1,900,000	190	9,998	-	10,188

Shares issued as consideration for acquisition of intangible (related party)	5,000,000	500	69,500	-	70,000

Net loss	-	-	-	(358,340)	(358,340)

As at December 31, 2014	6,900,000	690	79,755	(358,997)	(278,552)

The accompanying notes are an integral part of these financial statements.

F5

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

STATEMENT OF CASH FLOWS

		For the period from
	For the year ended	July 9, 2013 (Inception)
	December 31, 2014	to December 31, 2013
	$	$
OPERATING ACTIVITIES

Net loss	(358,340)	(657)

Impairment of intangible assets	70,000	—

Increase/(decrease) in operating assets and liabilities

Change in accounts payable and accrued liabilities	250,997	400
Shareholder advances	28,239	—
Net cash (used in) operating activities	(9,104)	(257)

FINANCING ACTIVITIES

Proceeds from issuance of common stock	10,188	2,000

Proceeds from stockowners` contribution	—	257

Redemption of common stock	(2,000)	—

Net cash provided by financing activities	8,188	2,257

Net (decrease) increase in cash	(916)	2,000

Cash, beginning of period	2,000	—

Cash, end of period	1,084	2,000

NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued as consideration for acquisition of intangible	$70,000	$—
Interest and taxes paid during the year	$—	$—

The accompanying notes are an integral part of these financial statements.

F6

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

1.	NATURE OF OPERATIONS

Chess Supersite Corporation, (“the Company”, formerly River Run Acquisition Corporation) was incorporated on July 9, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In May, 2014, the Company effected a change in control by the redemption of the stock held by its original shareholders, the issuance of shares of its common stock to new shareholders, the resignation of its original officers and directors and the appointment of new officers and directors.

On January 26, 2015, the Company filed its form S-1/A, to amend its form S-1 previously filed on December 11, 2014. The prospectus relates to the offer and sale of 1,500,000 shares of common stock (the “Shares”) of the Company, $0.0001 par value per share, offered by the holders thereof (the “Selling Shareholder Shares”), who are deemed to be statutory underwriters. The selling shareholders will offer their shares at a price of $0.50 per share, until the Company's common stock is listed on a national securities exchange or is quoted on the OTC Bulletin Board (or a successor); after which, the selling shareholders may sell their shares at prevailing market or privately negotiated prices, including (without limitation) in one or more transactions that may take place by ordinary broker's transactions, privately-negotiated transactions or through sales to one or more dealers for resale.

2.	BASIS OF PRESENTATION

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

3.	GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2014. The Company had working capital deficit of $278,552 and an accumulated deficit of $358,997 as of December 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

F7

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2014 and 2013.

INTANGIBLE ASSETS

Intangible assets represents the cost of intellectual rights related to the development of the online chess game.

We evaluate the recoverability of finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

SOFTWARE DEVELOPMENT COSTS

The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. These costs are amortized using the straight-line method over the estimated economic useful life of 5 years starting from when the application is substantially complete and ready for its intended use.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2014.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014, there are no outstanding dilutive securities.

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

F8

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

The estimated fair value of cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the amendments eliminate the requirements for development stage entities to:

a)	present inception-to-date information in the statements of income, cash flows, and shareholder equity,

b)	label the financial statements as those of a development stage entity,

c)	disclose a description of the development stage activities in which the entity is engaged, and

d)	disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

F9

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

The amendments in this update are applied retrospectively. The early adoption of ASU 2014-10 is permitted, which removed the development stage entity financial reporting requirements from the Company. The Company adopted ASU 2014-10 as of December 31, 2014.

6.	INTANGIBLE ASSETS

Intangible assets represented purchase of intellectual rights related to the development of the online chess game, by issuing 5,000,000 common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014. Shares have been recorded as issued.

During the fiscal year ended December 31, 2014, the Company recorded impairment charges related to intangible assets totaling $70,000 since the carrying value is less than fair value. The Company is continuing software development and is recognizing costs related to these activities as expenses during the period in which they are incurred.

7.	SHAREHOLDER ADVANCES

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand.

8.	STOCKHOLDERS' DEFICIT

The Company’s authorized capital stock consists of 100,000,000 shares of common stock. At December 31, 2014, there were 6,900,000 shares of common stock issued and outstanding (at December 31, 2013: 20,000,000 shares of common stock issued and outstanding).

The Company has not declared any dividends in its fiscal year ended December 31, 2014. Currently, the Company has no intention of paying cash dividends in the foreseeable future, but rather intends to use any future earnings for the development of its business in the foreseeable future.

Capitalization

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which 6,900,000 shares are outstanding as of the date of this report. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of filing of this report.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to share rateably in dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefor.

Holders of common stock have no pre-emptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. The Company may issue additional shares of common stock which could dilute its current shareholder's share value.

On July 9, 2013, the Company issued 20,000,000 common shares to two directors and officers at a discount of $2,000.

On May 5, 2014, the Company issued 500,000 shares of its common stock to each of Rubin Schindermann and Alexander Starr and redeemed from James Cassidy and James McKillop, an aggregate of 19,500,000 of its common stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950. On June 12, 2014, the Company redeemed the remaining 500,000 shares of common stock held by such original two shareholders for a redemption price of $.0001 per share for an aggregate price of $50.

F10

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

In July 2014 the Company issued 5,000,000 shares of common stock in exchange for an intangible asset with a value of $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014. The asset was subsequently fully impaired.

In July 2014 the Company issued 88,000 common stock at a price of $.0001 per share for an aggregate price of $88 in cash.

In August 2014 the Company issued 20,000 common stock at a price of $0.50 per share for an aggregate price of $10,000 in cash.

Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series as may be determined by the board of directors. The board of directors may fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders of the Company, except that no holder of preferred stock shall have pre-emptive rights. Any shares of preferred stock so issued would typically have priority over the common stock with respect to dividend or liquidation rights. The board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or otherwise.

9.	LEASE AGREEMENT

The Company is party to a lease agreement dated October 1, 2014, with Hard Assets Capital Corp., for the lease of its office premises. The term of the lease is one year from the date of the agreement and provides for a base rent of $1,000 per month for the premises.

10.	INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2014:

Deferred Tax Assets - Non-current:

Tax effect of NOL Carryover	$140,009

Less valuation allowance	(140,009)

Deferred tax assets, net of valuation allowance	$-

At December 31, 2014, the Company had net operating loss carryforwards of approximately $358,997 that may be offset against future taxable income from the year by 2035. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

F11

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: March 31, 2015	CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rubin Schindermann	Chief Executive Officer, Chief	March 31, 2015
Rubin Schindermann	Financial Officer and Director

/s/ Alexander Starr	President and Director	March 31, 2015
Alexander Starr

F12

EXHIBIT LISTING

Exhibit Number

31.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002	E1
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002	E2
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

F13