Form 10-Q
period 2015-03-31
Chess Supersite Corp
filed 2015-05-13
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-55066

CHESS SUPERSITE CORPORATION

(FORMERLY RIVER RUN ACQUISITION CORPORATION)

(Exact name of registrant as specified in its charter)

Delaware	46-3621499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1131A Leslie Street, Suite 101 Toronto, Ontario, Canada	M3C 3L8
(Address of principal executive officers)	(Zip Code)

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

6,900,000 common stock outstanding as of May 14, 2015.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

(FORMERLY RIVER RUN ACQUISITION CORPORATION)

CONDENSED FINANCIAL STATEMENTS

INDEX

Condensed Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited)	F1

Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014 (Unaudited).	F2

Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited).	F3

Notes to Condensed Financial Statements (Unaudited)	F4 – F6

3

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	2,105	1,084
Total current assets	2,105	1,084

Total assets	2,105	1,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	306,070	251,397
Shareholder advances [Note 3]	84,373	28,239
Total current liabilities	390,443	279,636
		—
Total liabilities	390,443	279,636

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,900,000 common shares outstanding as at March 31, 2015 and December 31, 2014, [Note 4]	690	690
Additional paid-in capital	79,755	79,755
Accumulated Deficit	(468,783)	(358,997)
Total stockholders' deficit	(388,338)	(278,552)
Total liabilities and stockholders' deficit	2,105	1,084

The accompanying notes are an integral part of these condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the
	3 months ended	3 months ended
	March 31, 2015	March 31, 2014
	$	$

OPERATING EXPENSES

Salaries and wages	75,000	—

Software development expense	10,000	—

Legal and professional fees	19,741	750

Rent	3,000	—

Interest and bank charges	2,045	—

Total operating expenses	109,786	750

Net loss before income taxes	(109,786)	(750)

Income taxes	—	—
Net loss and comprehensive loss	(109,786)	(750)

Loss per share, basic and diluted	(0.02)	(0.00)

Weighted average shares - basic and diluted	6,900,000	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	3 months ended	3 months ended
	March 31, 2015	March 31, 2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(109,786)	(750)

Changes in operating assets and liabilities:

Change in accounts payable and accrued liabilities	54,673	750

Net cash used in operating activities	(55,113)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder advances	56,134	—

Net cash generated from financing activities	56,134	—

Net increase in cash during the period	1,021	—

Cash, beginning of period	1,084	2,000

Cash, end of period	2,105	2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2015

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

Going Concern and Management Plans

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the three months ended March 31, 2015. The Company had working capital deficit of $388,338 and an accumulated deficit of $468,783 as of March 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The condensed unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2014.

CHESS SUPERSITE CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2015

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its financial statements and related disclosures.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

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

3.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand.

CHESS SUPERSITE CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2015

4.	Stockholders’ Deficit

The Company’s authorized capital stock consists of 100,000,000 shares of common stock. At March 31, 2015, there were 6,900,000 shares of common stock issued and outstanding (at December 31, 2014: 6,900,000 shares of common stock issued and outstanding).

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the three months ended March 31, 2015 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business and Plan of Operations

The Company is designed to become an online chess site featuring sophisticated playing zone, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources. With the availability of global high speed Internet access, the Company anticipates that it will be able to deliver a high quality product featuring broadcasts of top worldwide games, education, interactivity, playing and other services.

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

The Company had not generated revenues and had no income or cash flows from operations since inception. The Company's independent auditors have substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no revenues and the continuation of the Company as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue its operations.

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

Balance sheet – As at March 31, 2015 and December 31, 2014

Cash

At March 31, 2015 the Company had cash of $2,105 compared to $1,084 as at December 31, 2014. The increase is due to funds contributed by shareholders offset by payment of professional and legal expenses during the quarter.

Accounts payable and accrued liabilities

At March 31, 2015 the Company had $306,070 of accounts payable and accrued liabilities as compared to $251,397 as at December 31, 2014. The increase of $54,673 primarily represents accruals of salary for two employees amounting in total to $75,000 and for legal and professional charges of $16,000 approx. and software development expense of $5,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months March 31, 2015 and 2014:

Expenses

Our expenses are classified primarily into salaries and wages and legal and professional fees. The significant increase in overall expenses for the three months ended March 31, 2015 compared to 2014 is due to the company’s limited operations in the comparative period. Expenses for Q1 2015 represented salary for two employees amounting in total to $75,000, legal and professional charges of $19,741 comprising audit, accounting and Edgar agent fee, software development expense of $10,000 and rent amounting to $3,000.

Liquidity and Capital Resources

At March 31, 2015, the Company had a working capital deficit of $388,338. The Company is actively seeking various financing operations to meet the working capital requirements.

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

Critical Accounting Policies

Critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2014.

Subsequent Events

We have evaluated subsequent events through the filing date of these financial statements and have determined that there are no material subsequent events to report.

Description of Property

Our principal executive office is located at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHESS SUPERSITE CORPORATION

Dated: May 12, 2015	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

