Form 10-Q
period 2015-06-30
Chess Supersite Corp
filed 2015-08-14
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

6,900,000 common stock outstanding as of August 13, 2015.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

(FORMERLY RIVER RUN ACQUISITION CORPORATION)

CONDENSED FINANCIAL STATEMENTS

INDEX

Condensed Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014 (Audited)	F1

Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014 (Unaudited).	F2

Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited).	F3

Notes to Condensed Financial Statements (Unaudited)	F4 – F6

3

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	June 30	December 31,
	2015	2014
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	2,430	1,084
Total current assets	2,430	1,084

Total assets	2,430	1,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	376,959	251,397
Shareholder advances [Note 3]	128,251	28,239
Total current liabilities	505,210	279,636
Total liabilities	505,210	279,636

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,900,000 common shares outstanding as at June 30, 2015 and December 31, 2014, [Note 4]	690	690
Additional paid-in capital	79,755	79,755
Accumulated deficit	(583,225)	(358,997)
Total stockholders' deficit	(502,780)	(278,552)
Total liabilities and stockholders' deficit	2,430	1,084

The accompanying notes are an integral part of these unaudited financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the	For the	For the
	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$	$	$	$

OPERATING EXPENSES

Salaries and wages	76,138	—	152,973	—

Legal and professional fees	9,650	—	29,391	750

Software development expense	10,000	—	20,000	—

Website development and marketing expenses	13,650		13,650	—

Rent	3,000	—	6,000	—

Office and general	1,369		1,369

Interest and bank charges	635	—	845	—

Total operating expenses	114,442	—	224,228	750

Net loss before income taxes	(114,442)	—	(224,228)	(750)

Income taxes	—	—	—	—
Net loss and comprehensive loss	(114,442)	—	(224,228)	(750)

Loss per share, basic and diluted	(0.02)	—	(0.03)	(0.0001)

Weighted average shares - basic and diluted	6,900,000	8,150,000	6,900,000	14,075,000

The accompanying notes are an integral part of these unaudited financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	6 months ended	6 months ended
	June 30, 2015	June 30, 2014
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	(224,228)	(750)

Changes in operating assets and liabilities:

Change in accounts payable and accrued liabilities	125,562	750

Net cash (used in) operating activities	(98,666)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Shareholder advances	100,012	—

Redemption of common stock	—	(2,000)

Proceeds from issuance of common stock	—	100

Net cash generated from / (used in) financing activities	100,012	(1,900)

Net increase (decrease) in cash during the period	1,346	(1,900)

Cash, beginning of period	1,084	2,000

Cash, end of period	2,430	100

The accompanying notes are an integral part of these unaudited financial statements.

CHESS SUPERSITE CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2015

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

On July 6, 2015, the Company filed its form S-1/A, to amend its form S-1 previously filed on January 26, 2015 and December 11, 2014. The prospectus relates to the offer and sale of 1,500,000 shares of common stock (the “Shares”) of the Company, $0.0001 par value per share, offered by the holders thereof (the “Selling Shareholder Shares”), who are deemed to be statutory underwriters. The selling shareholders will offer their shares at a price of $0.50 per share, until the Company's common stock is listed on a national securities exchange or is quoted on the OTC Bulletin Board (or a successor); after which, the selling shareholders may sell their shares at prevailing market or privately negotiated prices, including (without limitation) in one or more transactions that may take place by ordinary broker's transactions, privately-negotiated transactions or through sales to one or more dealers for resale.

On July 13, 2015, the Company received a notice of effectiveness from the SEC for the registration of its shares.

Going Concern and Management Plans

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the six months ended June 30, 2015. The Company had working capital deficit of $502,780 and an accumulated deficit of $583,225 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

AS OF JUNE 30, 2015

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

Recently Issued Accounting Standards – Not adopted

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

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. Amount advanced during the three and six months ended June 30, 2015 was $43,878 and $100,012 respectively. The amount of advance as at June 30, 2015 was $128,251 (December 31, 2014: $28,239).

CHESS SUPERSITE CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2015

4.	Stockholders’ Deficit

The Company’s authorized capital stock consists of 100,000,000 shares of common stock. At June 30, 2015, there were 6,900,000 shares of common stock issued and outstanding (at December 31, 2014: 6,900,000 shares of common stock issued and outstanding).

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the three and six months ended June 30, 2015 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

The Company, acquired certain assets (the “Acquisition”) of Chess Supersite, Inc., a corporation existing under the laws of Ontario, Canada. The Acquisition was consummated pursuant to the terms of the Asset Purchase Agreement (the “Agreement”) dated July 23, 2014 and in exchange for the issuance of 5,000,000 shares of common stock to Chess Supersite, Inc. The purpose of the Acquisition was to develop the Company’s business and build substantive operations from this initial base of assets, as well as to facilitate and prepare the Company for a registration statement and/or public offering of securities. On December 11, 2014 the Company filed a form 8-K, changing the status of the company from shell to operating.

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

Currently, the Company is in the process of completing its comprehensive user friendly web site and has secured the domain name Chesscoliseum.com which is ready for its Beta release. The portal is going through extensive testing by our professionals and public-at-large with the very positive results. The management is considering the exact date (early September) of the public release, the program for the opening date (matches, tournaments, chess skilled contests), incentives for the public (such as 1 year free Platinum Membership to those registered under their real names) etc. The Company is also involved in negotiations with the top World’s Grandmasters to get involved as members of the advisory board, commentators, and as event programming managers, etc.

On July 6, 2015, the Company filed its form S-1/A, to amend its form S-1 previously filed on January 26, 2015 and December 11, 2014. The prospectus relates to the offer and sale of 1,500,000 shares of common stock (the “Shares”) of the Company, $0.0001 par value per share, offered by the holders thereof (the “Selling Shareholder Shares”), who are deemed to be statutory underwriters. The selling shareholders will offer their shares at a price of $0.50 per share, until the Company's common stock is listed on a national securities exchange or is quoted on the OTC Bulletin Board (or a successor); after which, the selling shareholders may sell their shares at prevailing market or privately negotiated prices, including (without limitation) in one or more transactions that may take place by ordinary broker's transactions, privately-negotiated transactions or through sales to one or more dealers for resale.

On July 13, 2015, the Company received a notice of effectiveness from the SEC for the registration of its shares.

Results of Operations

We have not generated significant revenue to date and consequently our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our analysis on the performance of the Company is as follows:

Balance sheet – As at June 30, 2015 and December 31, 2014

Cash

At June 30, 2015 the Company had cash of $2,430 compared to $1,084 as at December 31, 2014. The increase is due to funds contributed by shareholders offset by payment of software development and consulting expenses and professional and legal expenses during the period.

Accounts payable and accrued liabilities

At June 30, 2015 the Company had $376,959 of accounts payable and accrued liabilities as compared to $251,397 as at December 31, 2014. The increase of $125,562 primarily represents management fee for two employees amounting in total to $150,000, professional charges amounting to $10,000 and rent amounting to $3,000 partially offset by existing outstanding amounts paid for software development and consulting expenses amounting to $38,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three and six months June 30, 2015 and 2014:

Expenses

Our expenses are classified primarily into salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three and six months ended June 30, 2015 compared to 2014 is due to the company’s limited operations in the comparative period. Expenses for the six months ended June 30, 2015 primarily represented salary for two employees amounting in total to $152,973, legal and professional charges of $29,391 comprising audit, accounting and Edgar agent fee, software development expense of $20,000, website development expense amounting to $13,650, rent amounting to $6,000 and office and general expenses of $1,369.

Liquidity and Capital Resources

At June 30, 2015, the Company had a working capital deficit of $502,780. The Company is actively seeking various financing operations to meet the working capital requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHESS SUPERSITE CORPORATION

Dated: August 14, 2015	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

