Form 10-Q
period 2015-09-30
Chess Supersite Corp
filed 2015-11-16
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

6,900,000 common stock outstanding as of November 16, 2015.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

(FORMERLY RIVER RUN ACQUISITION CORPORATION)

CONDENSED FINANCIAL STATEMENTS

INDEX

Condensed Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	F1

Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (Unaudited).	F2

Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited).	F3

Notes to Condensed Financial Statements (Unaudited)	F4 – F6

3

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	2,223	1,084
Total current assets	2,223	1,084

Total assets	2,223	1,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	555,043	251,397
Shareholder advances [Note 3]	157,461	28,239
Total current liabilities	712,504	279,636
		—
Total liabilities	712,504	279,636

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 6,900,000 common shares outstanding as at September 30, 2015 and December 31, 2014, [Note 4]	690	690
Additional paid-in capital	79,755	79,755
Accumulated deficit	(790,726)	(358,997)
Total stockholders' deficit	(710,281)	(278,552)
Total liabilities and stockholders' deficit	2,223	1,084

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$	$	$	$

OPERATING EXPENSES

Salaries and wages	76,230	100,000	229,203	100,000

Legal and professional fees	23,024	17,325	52,415	18,075

Software development expense	88,402	—	108,402	—

Website development and marketing expenses	15,899	—	29,549	—

Rent	3,000	—	9,000	—

Office and general	578	—	1,947	—

Total operating expenses	207,133	117,325	430,516	118,075

OTHER INCOME AND EXPENSES

Interest and bank charges	368	54	1,213	54

Net loss before income taxes	(207,501)	(117,379)	(431,729)	(118,129)

Income taxes	—	—	—	—
Net loss and comprehensive loss	(207,501)	(117,379)	(431,729)	(118,129)

Loss per share, basic and diluted	(0.03)	(0.02)	(0.06)	(0.01)

Weighted average shares - basic and diluted	6,900,000	6,893,261	6,900,000	11,728,603

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	9 months ended	9 months ended
	September 30, 2015	September 30, 2014
	$	$
OPERATING ACTIVITIES

Net loss for the period	(431,729)	(118,129)

Changes in operating assets and liabilities:

Change in accounts payable and accrued liabilities	303,646	115,750

Net cash used in operating activities	(128,083)	(2,379)

FINANCING ACTIVITIES

Shareholder advances	129,222	—

Redemption of common stock	—	(2,000)

Proceeds from issuance of common stock	—	10,188

Net cash provided by financing activities	129,222	8,188

Net increase in cash during the period	1,139	5,809

Cash, beginning of period	1,084	2,000

Cash, end of period	2,223	7,809

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On July 6, 2015, the Company filed its form S-1/A, to amend its form S-1 previously filed on January 26, 2015 and December 11, 2014. The prospectus relates to the offer and sale of 1,500,000 shares of common stock (the “Shares”) of the Company, $0.0001 par value per share, offered by the holders thereof (the “Selling Shareholder Shares”), who are deemed to be statutory underwriters. The selling shareholders will offer their shares at a price of $0.50 per share for the duration of the offering.

The maximum number of Shares that can be sold pursuant to the terms of this offering by the selling shareholders is (in aggregate) 1,500,000 Shares. Funds received by the selling shareholders will be immediately available to such selling shareholders for use by them. The Company will not receive any proceeds from the sale of the Selling Shareholder Shares.

On July 13, 2015, the Company received a notice of effectiveness from the SEC for the registration of its shares.

On September 22, 2015, the Company was able to secure a OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2015. The Company had working capital deficit of $710,281 and an accumulated deficit of $790,726 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The unaudited condensed interim financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The condensed unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. Amount advanced during the nine months ended September 30, 2015 was $129,222. The amount of advance as at September 30, 2015 and December 31, 2014 was $157,461 and $28,239, respectively.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

4.	Stockholders’ Deficit

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2015 and December 31, 2014, there were 6,900,000 shares of common stock issued and outstanding.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the three and nine months ended September 30, 2015 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Currently, the Company is in the process of completing its comprehensive user friendly web site and has secured the domain name Chesscoliseum.com which is ready for its Beta release. The portal is going through extensive testing by our professionals and public-at-large with the very positive results. The management is considering January 16, 2016 as the exact date of the public release, the program for the opening date (matches, tournaments, chess skilled contests), incentives for the public (such as 1 year free Platinum Membership to those registered under their real names) etc. The Company is also involved in negotiations with the top World’s Grandmasters to get involved as members of the advisory board, commentators, and as event programming managers, etc.

On July 6, 2015, the Company filed its form S-1/A, to amend its form S-1 previously filed on January 26, 2015 and December 11, 2014. This prospectus relates to the offer and sale of 1,500,000 shares of common stock (the “Shares”) of Chess Supersite Corporation. (the “Company”), $0.0001 par value per share, offered by the holders thereof (the “Selling Shareholder Shares”), who are deemed to be statutory underwriters. The selling shareholders will sell the shares offered herein at the fixed price of $0.50 per share for the duration of the offering.

The maximum number of Shares that can be sold pursuant to the terms of this offering by the selling shareholders is (in aggregate) 1,500,000 Shares. Funds received by the selling shareholders will be immediately available to such selling shareholders for use by them. The Company will not receive any proceeds from the sale of the Selling Shareholder Shares.

On July 13, 2015, the Company received a notice of effectiveness from the SEC for the registration of its shares.

On September 22, 2015, the Company was able to secure a OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

We have not generated significant revenue to date and consequently our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our analysis on the performance of the Company is as follows:

Balance sheet – As at September 30, 2015 and December 31, 2014

Cash

At September 30, 2015 the Company had cash of $2,223 compared to $1,084 as at December 31, 2014. The increase is due to funds contributed by shareholders offset by payment of software development and consulting expenses and professional and legal expenses during the period.

Accounts payable and accrued liabilities

At September 30, 2015 the Company had $555,043 of accounts payable and accrued liabilities as compared to $251,397 as at December 31, 2014. The balance primarily represents management fee for two employees amounting to $425,000, software development charges amounting to $70,000, marketing services cost amounting to $28,500 and legal fee amounting to $15,000.

Statement of Operations – For the three and nine months September 30, 2015 and 2014:

Expenses

Our expenses are classified primarily into salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three and nine months ended September 30, 2015 compared to 2014 is due to the company’s limited operations in the comparative period.

Expenses for the three months ended September 30, 2015 primarily represented salary for two employees amounting in total to $76,000, legal and professional charges of $23,000 comprising audit, accounting and Edgar agent fee, software development expense of $88,000 for the development of the online chess gaming system, website development and marketing expense amounting to $16,000 for the development of the Company’s website Chesscoliseum.com and its marketing and publicity, rent amounting to $3,000 and office and general expenses of $570.

Expenses for the nine months ended September 30, 2015 primarily represented salary for two employees amounting in total to $229,000, legal and professional charges of $52,000 comprising audit, accounting and Edgar agent fee, software development expense of $108,000 for the development of the online chess gaming system, website development and marketing expense amounting to $29,000 for the development of the Company’s website Chesscoliseum.com and its marketing and publicity, rent amounting to $9,000 and office and general expenses of $1,900.

Liquidity and Capital Resources

At September 30, 2015, the Company had a working capital deficit of $710,281. The Company is actively seeking various financing operations to meet the working capital requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2014 the Company 5,000,000 common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014.

In July 2014 the Company issued 880,000 common stock at a price of $.0001 per share for an aggregate price of $88.

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

CHESS SUPERSITE CORPORATION

Dated: November 16, 2015	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

