Form 10-K
period 2015-12-31
Chess Supersite Corp
filed 2016-03-22
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Common Stock, Par Value $0.0001

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

$690 as of June 30, 2015.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 22, 2016, the registrant has 21,780,000 shares of Common Stock issued and outstanding.

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

PART I

Item 1. Business

Chess Supersite Corporation (formerly River Run Acquisition Corporation) (“Chess Supersite” ” Company”, “we” ) was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have had limited operations to date. We were originally formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

We registered our common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof. We file with the Securities and Exchange Commission “SEC”) periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

In May, 2014, we effected a change in control by the redemption of the stock held by our original shareholders, the issuance of shares of our common stock to new shareholders, the resignation of its original officers and directors and the appointment of new officers and directors.

We issued 1,000,000 shares of common stock pursuant to Section (a)(2) of the Securities Act of 1933 representing 66.7% of the total outstanding 1,500,000 shares of common stock as follows:

500,000	Rubin Schindermann
500,000	Alexander (Sasha) Starr

With the issuance of the 1,000,000 shares of stock and the redemption of 20,000,000 shares of stock, we completed a change in control, elected new management and changed our name to Chess Supersite Corporation.

The Company is designed to become an online chess site featuring sophisticated playing zone, game broadcasts with software analyses and top analysts’ commentaries, education and other chess oriented resources. With the availability of global high speed Internet access, we anticipate that we will be able to deliver high quality product featuring broadcasts of top worldwide games, education, interactivity, playing and other services.

We believe that chess players have two major needs: (1) to play against each other and (2) to watch games of top players including Grandmasters. The viewing of chess games is particularly adaptable to the Internet to allow for real time or archived viewing while enjoying the comments, announcements and analyses of top experts. We anticipate that the playing zone will utilize two-level architecture allowing thousands of users to watch and play as individuals and/or as teams. Web-based services designed for browsers and table computers will be the project’s centerpiece and main point of focus. We anticipate that such an Internet site will have a great appeal to the vast worldwide chess playing population.

We acquired certain assets (“Acquisition”) of Chess Supersite, Inc., a corporation existing under the laws of Ontario, Canada. The Acquisition was consummated pursuant to the terms of an Asset Purchase Agreement dated July 23, 2014 in consideration of the issuance of 5,000,000 shares of common stock to Chess Supersite, Inc. The purpose of the Acquisition was to develop the Company’s business and build substantive operations from this initial base of assets.. On December 11, 2014, we filed a report with the SEC on Form 8-K disclosing the Acquisition and disclosing, that as a result thereof, we were no longer a “shell company”.

The Company had not generated revenues and had no income or cash flows from operations since inception. The Company’s independent auditors have substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue its operations.

We are presently in the process of completing a comprehensive user- friendly website and have secured the domain name“Chesscoliseum.com” which is ready for Beta release. The portal is undergoing extensive testing by our professionals and public-at-large. The website is expected to be “live” sometime in the second quarter of 2016.

Item 2. Properties

The Company currently does not own any properties and at this time has no agreements to acquire any properties. Effective October 1, 2014, the Company leases its administrative and executive offices at a monthly rent of $1,000 from Hard Asset Capital Corp., a private company controlled by Rubin Schindermann.

4

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC under the symbol “CHZP”. At the present time, there is very limited trading volume of our common stock.

Our common stock is subject to Rule 15g-9 of the Exchange Act, known as the Penny Stock Rule which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

As of the date of this report, we have 21,780,000 shares of common stock issued and outstanding held by 48 stockholders of record.

Dividend Policy

We have not paid any cash dividends on our common stock. It is anticipated that our future earnings will be retained to finance our continuing development. The payment of any future dividends will be at the discretion of our board of directors and will depend upon, among other things, future earnings, any contractual restrictions, success of business activities, regulatory and corporate law requirements and our general financial condition.

Dividend Policy

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors has the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

Since inception, the Company has sold the following securities without registration under the Securities Act of 1933, as amended:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION
July 9, 2013	James Cassidy (1)	10,000,000	$1,000
July 9, 2013	James McKillop (2)	10,000,000	$1,000
May 5, 2014	Rubin Schindermann (3)	500,000	$50
May 5, 2014	Alexander Starr (3)	500,000	$50
July 7, 2014	Various (4)	900,000	$10,088
July 23, 2014	Chess Supersite Inc.	5,000,000	$70,000

(1)	On July 9, 2013, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000. James Cassidy is the sole owner and director of Tiber Creek Corporation. Subsequently, on May 5, 2014, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975. The remaining 250,000 shares were redeemed on June 12, 2014 for the redemption price of $25.

(2)	On July 9, 2013, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration of $1,000. James McKillop is the sole officer and owner of MB Americus, LLC. Subsequently, on May 5, 2014, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975. The remaining 250,000 shares were redeemed on June 12, 2014 for the redemption price of $25.

(3)	On May 5, 2014, 500,000 shares of common stock were issued to each of Rubin Schindermann and Alexander (Sasha) Starr, respectively, pursuant to a change of control transaction. The aggregate consideration paid for these shares was $100.

(4)	From July 7, 2014 to the date of this report, we issued 900,000 shares of common stock as follows:

Shareholder Name	Number of Shares	Consideration

2339222 Ontario Limited	20,000	$2.00
Dorothy Arsenaul	10,000	$1.00
Michael Barron	10,000	$1.00
Irina Barron	10,000	$1.00
Boris Barron	10,000	$1.00
Tony Bisogno	20,000	$2.00
Bisogno Jewellers North	20,000	$2.00
Ariel Cohen	40,000	$4.00
Diane Collins	20,000	$2.00
Michael Danso	10,000	$1.00
Syrel Danso	10,000	$1.00
Mosolova Darya	30,000	$3.00
Maxim Dlugy	30,000	$3.00
Inna Dlugy	30,000	$3.00
Robert Hamilton	10,000	$1.00
Maryna Havorka	40,000	$4.00
Svetlana Kaplin	30,000	$3.00
Tony Kassabian	20,000	$10,000.00
Galina Kossitsina	30,000	$3.00
Edward Kotler	10,000	$1.00
Sandor Molnar	10,000	$1.00
Borys Mykhaylets	10,000	$1.00
Saul Niddam	20,000	$2.00
Norlandam	30,000	$3.00
Piter Platis	40,000	$4.00
Svyatoslav Polyakov	10,000	$1.00
Felix Rosenwasser	40,000	$4.00
Eric Schindermann	40,000	$4.00
Bruce Schoengood	20,000	$2.00
Eric Segal	20,000	$2.00
Khachaturov Sergei	30,000	$3.00
Jacob Shinderman	40,000	$4.00
Inna Sirota	20,000	$2.00
Vladimir Sirota	20,000	$2.00
Vakulenkova Svitlana	40,000	$4.00
Marselle Taub	10,000	$1.00
Regina Varnovitsky	40,000	$4.00
Mark Varnovitsly	20,000	$2.00
Elena Vinogradova	30,000	$3.00

(5)	On July 23, 2014, we issued 5,000,000 shares of common stock to Chess Supersite, Inc. pursuant to the Asset Purchase Agreement dated July 23, 2014 by and between the Company and Chess Supersite, Inc.

The foregoing issuances of unregistered securities were undertaken in reliance on the exemption from registration at section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained net loss of $2,748,266, and had an accumulated deficit of $3,107,263.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of the target company with the Company.

Management will pay all expenses incurred by the Company and there is no expectation of repayment for such expenses.

Balance sheet as at December 31, 2015 and 2014

Intangible assets

Intangible assets represented the purchase of intellectual rights related to the development of the online chess game, by issuing 5,000,000 shares of common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014. Shares have been recorded as issued.

During the fiscal year ended December 31, 2014, the Company recorded impairment charges related to intangible assets totaling $70,000 since the carrying value was less than fair value. The Company is continuing software development and is recognizing costs related to these activities as expenses during the period in which they are incurred.

Accounts payable and accrued liabilities

Accounts payable amounting to $480,919 as at December 31, 2015, primarily represents accrual for advisory and consultancy fee amounting to $336,000, accrual for software development fee amounting to $95,000, accrual for marketing services amounting to $28,000, accrual for rent amounting to $9,000 and other accruals for professional services.

Payable to related parties

Payable to related parties as at December 31, 2015 represents management fee amounting $400,000 payable to shareholders for their services.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds.

Income statement for the years ended December 31, 2015 and 2014

Expenses for the years ended December 31, 2015 and 2014

Expenses amounting to $2,746,723 for the year ended December 31, 2015 are primarily comprised of advisory and consultancy fee of $2,034,000, management services fee of $300,000 to related parties, legal and professional fee of $75,000, software development expense of $285,000, website development and marketing expenses of $31,000 and rent of $12,000. Expenses amounting to $358,207 for the year ended December 31, 2014 were primarily comprised of management services fee of $200,000 to related parties, legal and professional fee of $37,000, software development expense of $48,000, impairment loss of $70,000 and rent of $3,000.

Liquidity and Capital Resources

At December 31, 2015, the Company had a working capital deficit of $1,088,017 and an accumulated deficit of $3,107,263. The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2016 provided that it is successful in obtaining additional financing in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2015 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at December 31, 2015.

Management’s Report of Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD

Rubin Schindermann	64	Chief Executive Officer, Chief Financial Officer and Director
Alexander Starr	64	President and Director

Management of Chess Supersite Corporation

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Rubin Schindermann

Rubin Schindermann serves as the Chief Executive Officer and a director of the Company. Mr. Schindermann has been in the business community for over 30 years. In 2002 he established Rubin and Associates Financial Services where he provided services to several private and public companies while providing corporate governance and management direction to ensure complete transparency for shareholders. Since 2011, Mr. Schindermann has served as president and director of Hard Asset Capital Corp. Mr. Schindermann holds a Bachelor of Arts degree in science. Mr. Schindermann holds a BA from the University Of Saratov USSR and a Degree in Accountancy from the University of Tel-Aviv.

Alexander Starr

Alexander (Sasha) Starr serves as President and a director of the Company. Mr. Starr has many years’ experience in the business community and brings an established record in business development, marketing and management. From 2009 to 2013, Mr. Starr was president of Oxford Capital Partners, a division of a 1520814 Ontario Inc. company, responsible for day-to-day operations of the company, consulting with client companies to establish and develop business ventures. From 2013 to the present, Mr. Starr has served as president of Chess Supersite Inc., overseeing the operations and development of the supersite and promoting chess issues. Mr. Starr is a Master of Chess and a voting member of the Canadian Federation of Chess. Mr. Starr received his BA from Gorki State University, Russia.

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

Audit Committee

At the present time, we do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its consolidated financial statements at this stage of its development. We have not formed a Compensation Committee, Nominating and Corporate Governance Committee or any other Board Committee as of the filing of this Annual Report.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(A) of the Exchange Act

Our common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, (“Exchange Act”). Our officers, directors and persons who beneficially hold more than 10% of our issued and outstanding equity securities are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission. As of the date of this report, all persons required to file report pursuant to Section 16 of the Exchange have filed the required reports.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to our officers, directors and employees including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code will be provided to any person upon request, without charge. A request for a copy of the Code should be addressed in writing to the Company at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada M3C 3L8.

Advisory Board

Our Board of Directors has established an Advisory Board whose initial members are Garry Kasparov, Michael Khodorkovsky and Nava Starr. Mr. Kasparov is a chess Grandmaster and Chairman of the Kasparov Chess Foundation. Mr. Khodorkovsky is an International Chess Master and the President of the Kasparov Chess Foundation. Ms. Starr is a Women’s International Master and legendary Canadian chess champion. She is also the wife of Sasha Starr.

The purpose and function of the Advisory Board is to advise and make non-binding recommendations and provide guidance to the Board of Directors with respect to matters within the areas of expertise of the members of the Advisory Board. The Board of Directors has adopted an Advisory Board Charter (“Charter”) and each member of the Advisory Board has signed an Advisory Board Agreement. Under the Charter, Advisory Board members will receive compensation for their services in discretion of the Board of Directors. Such compensation may consist of stock option and/or stock grants. No cash compensation will be paid. As of the date of this report, the following stock grants were issued to the members of the Advisory Board.

Garry Kasparov	150,000 shares
Michael Khodarkovsky	50,000 shares
Nava Starr	50,000 shares

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 22, 2016 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, and (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

Name and Address of Beneficial Owner	Position	Common shares beneficially owned		Percent of Common shares beneficially owned (1)

Rubin Schindermann Address: 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada	CEO, Director	12,000,000	(2)	55.1%

Alexander Starr Address: 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada	President, Director	12,000,000	(2)	55.1%

Total owned by officers and directors		19,000,000		87.2%

(1)	Based on 21,780,000 shares outstanding as of the date of this Report.
(2)	Includes 5,000,000 shares held by Chess Supersite, Inc., a corporation organized under the laws of Ontario, Canada. Mr. Schindermann and Mr Starr are executives and directors of the entity, and they may be deemed the beneficial owners of the shares held by such entity.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Schindermann and Mr. Starr, who are respectively the Chief Executive Officer and President of the Company, as well as directors, are also executives and directors of Chess Supersite, Inc. and were officers and directors of Chess Supersite, Inc. prior to the Acquisition. Mr. Schindermann was the Chief Executive Officer and Chief Financial Officer of Chess Supersite, Inc. from November 2011 to present. Mr. Starr was a founder and President of Chess Supersite, Inc. As of the date of this Report, Mr. Schindermann and Mr. Starr each own directly and beneficially 12,000,000 shares of the Company’s 21,780,000 outstanding shares of Common Stock.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition and change in control. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the Company’s original registration statements on Form 10 and Form S-1, respectively.

James Cassidy, a partner in the law firm of Cassidy & Associates, acted as counsel to the Company until July 2015, is the sole owner and director of Tiber Creek Corporation. Tiber Creek received consulting fees from the Company and also previously held shares in the Company.

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

Under the agreement, Tiber Creek received cash fees from the Company. In addition, the Company’s then-current shareholders, Tiber Creek and MB Americus, LLC, a California limited liability company (“MB Americus”), were permitted to retain the aggregate total of 500,000 shares. On June 12, 2014, the Company redeemed the aforementioned 500,000 shares from Tiber Creek and MB Americus. Neither Tiber Creek nor MB Americus hold shares in the Company as of December 31, 2015.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We were billed $11,125 and $7,317 for years ended 2015 and 2014 respectively for professional services rendered for the audit of our financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules or exhibits filed herewith. The exhibits filed in the Company’s registration statements on Form 10 and on Form S-1 are incorporated herein by reference.

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F1

FINANCIAL STATEMENTS

Balance Sheets	F2

Statements of Operations	F3

Statements of Stockholders’ Deficit	F4

Statements of Cash Flows	F5

Notes to the Financial Statements	F6 - F11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Chess Supersite Corporation:

We have audited the accompanying balance sheets of Chess Supersite Corporation (formerly River Run acquisition Corporation, the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2015 and 2014. Chess Supersite Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chess Supersite Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

March 22, 2016

F1

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	$	$

ASSETS
Current assets
Cash	838	1,084
	838	1,084

Total assets	838	1,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities [Note 7]	480,919	51,397
Payable to related parties [Note 8]	400,000	200,000
Shareholder advances [Note 9]	195,436	28,239
Short term loan	12,500	—
Total current liabilities	1,088,855	279,636
		—
Total liabilities	1,088,855	279,636

Stockholders’ deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,650,000 common shares outstanding as at December 31, 2015 (6,900,000 common shares outstanding as at December 31, 2014) [Note 10]	2,065	690
Additional paid-in capital	2,017,181	79,755
Accumulated deficit	(3,107,263)	(358,997)
Total stockholders’ deficit	(1,088,017)	(278,552)
Total liabilities and stockholders’ deficit	838	1,084

The accompanying notes are an integral part of these financial statements.

F2

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31, 2015	December 31, 2014
	$	$

OPERATING EXPENSES

Advisory and consultancy fee [Note 8]	2,033,611	—

Management services fee to related parties [Note 8]	300,000	200,000

Legal and professional fees	75,629	36,617

Software development expense	284,869	48,590

Impairment loss [Note 6]	—	70,000

Website development and marketing expenses	31,323	—

Rent	12,000	3,000

Office and general	9,291	—

Total operating expenses	2,746,723	358,207

OTHER INCOME AND EXPENSES

Interest and bank charges	1,543	133

Net loss before income taxes	(2,748,266)	(358,340)

Income taxes	—	—
Net loss	(2,748,266)	(358,340)

Loss per share, basic and diluted	(0.34)	(0.03)

Weighted average shares - basic and diluted	8,053,274	10,482,137

The accompanying notes are an integral part of these financial statements.

F3

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
		$	$	$	$

As at December 31, 2013	20,000,000	2,000	257	(657)	1,600

Redemption of common stock - May 5, 2014	(19,500,000)	(1,950)	-	-	(1,950)

Redemption of common stock - July 12, 2014	(500,000)	(50)	-	-	(50)

Shares issued for cash	1,900,000	190	9,998	-	10,188

Shares issued as consideration for acquisition of intangible	5,000,000	500	69,500	-	70,000

Net loss	-	-	-	(358,340)	(358,340)

As at December 31, 2014	6,900,000	690	79,755	(358,997)	(278,552)

Shares issued as consideration for management services [Note 8]	10,000,000	1,000	99,000	-	100,000

Shares issued as consideration for advisory and other services [Note 8]	3,750,000	375	1,838,426	-	1,838,801

Net loss	-	-	-	(2,748,266)	(2,748,266)

As at December 31, 2015	20,650,000	2,065	2,017,181	(3,107,263)	(1,088,017)

The accompanying notes are an integral part of these financial statements.

F4

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2015	December 31, 2014
	$	$
OPERATING ACTIVITIES

Net loss for the period	(2,748,266)	(358,340)

Impairment of intangible assets	—	70,000

Shares issued for management services [Note 8]	100,000	—

Shares issued for advisory and other services	1,838,801	—

Changes in operating assets and liabilities:

Change in accounts payable and accrued liabilities	629,522	250,997

Net cash used in operating activities	(179,943)	(37,343)

FINANCING ACTIVITIES

Shareholder advances	179,697	28,239

Redemption of common stock	—	(2,000)

Proceeds from issuance of common stock	—	10,188

Net cash provided by financing activities	179,697	36,427

Net decrease in cash during the period	(246)	(916)

Cash, beginning of period	1,084	2,000

Cash, end of period	838	1,084

NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued as consideration for acquisition of intangible	—	70,000

The accompanying notes are an integral part of these financial statements.

Cash paid for interest	—	—
Cash paid for taxes	—	—

F5

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2015 AND 2014

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

On July 6, 2015, the Company filed its form S-1/A, to amend its form S-1 previously filed on January 26, 2015 and December 11, 2014. The prospectus relates to the offer and sale of 1,500,000 shares of common stock (the “Shares”) of the Company, $0.0001 par value per share, offered by the holders thereof (the “Selling Shareholder Shares”), who are deemed to be statutory underwriters. The selling shareholders will offer their shares at a price of $0.50 per share, until the Company’s common stock is listed on a national securities exchange or is quoted on the OTC Bulletin Board (or a successor); after which, the selling shareholders may sell their shares at prevailing market or privately negotiated prices, including (without limitation) in one or more transactions that may take place by ordinary broker’s transactions, privately-negotiated transactions or through sales to one or more dealers for resale.

On July 13, 2015, the Company received a notice of effectiveness from the SEC for the registration of its shares.

2.	BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

3.	GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2015. The Company had working capital deficit of $1,088,017 and an accumulated deficit of $3,107,263 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2015 AND 2014

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015 and 2014.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

F7

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2015 AND 2014

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

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2015 AND 2014

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

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted.

6.	INTANGIBLE ASSETS

Intangible assets represented purchase of intellectual rights related to the development of the online chess game, by issuing 5,000,000 shares of common stock valued at $70,000 in accordance with the Asset Purchase Agreement dated July 23, 2014. The shares have been recorded as issued.

During the fiscal year ended December 31, 2014, the Company recorded impairment charges related to intangible assets totaling $70,000 since the fair value was less than carrying value. The Company is continuing software development and is recognizing costs related to these activities as expenses during the period in which they are incurred. No intangible assets were capitalized during the year ended and as at December 31, 2015.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The company has entered into agreements with an unrelated third party for advisory services for a period of 3 months. The company will issue a total of 1,000,000 shares of common stock as a consideration for the services. The shares have not been issued yet as of December 31, 2015. The company has accrued of $336,111 based on the proportional value of completion of the service as of December 31, 2015. These shares have been issued in subsequent period, refer to subsequent event Note 13.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2015, $300,000 (December 31, 2014: $200,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. They were issued 10,000,000 shares to settle $100,000 of the amount owed.

Advisory and consultancy fee includes $1,500,000 for Rubin Schindermann and Alexander Starr, who are shareholders in the Company. They were issued 3,000,000 shares for consulting services performed as of and for the year ended December 31, 2015.

9	SHAREHOLDER ADVANCES

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand.

10.	STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 100,000,000 shares of common stock. At December 31, 2015, there were 20,650,000 shares of common stock issued and outstanding (at December 31, 2014: 6,900,000 shares of common stock issued and outstanding).

F9

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2015 AND 2014

The Company has not declared any dividends in its fiscal year ended December 31, 2015. Currently, the Company has no intention of paying cash dividends in the foreseeable future, but rather intends to use any future earnings for the development of its business in the foreseeable future.

Capitalization

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which 20,650,000 shares are outstanding as of December 31, 2015. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of filing of this report.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefor.

Holders of common stock have no pre-emptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. The Company may issue additional shares of common stock which could dilute its current shareholder’s share value.

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

In July 2014 the Company issued 88,000 shares of common stock at a price of $.0001 per share for an aggregate price of $88 in cash.

In August 2014 the Company issued 20,000 shares of common stock at a price of $0.50 per share for an aggregate price of $10,000 in cash.

On November 23, 2015, the Company issued 5,000,000 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $50,000 each, which were recorded at fair value.

On November 25, 2015, the Company filed a registration statement on Form S-8 for 10,000,000 shares of common stock to be issued as compensation to officers, directors, employees, advisers and consultants. In December 2015, the Company issued 3,750,000 shares of common stock under the registration statement, as compensation for advisory and consultancy services amounting to $1,838,426, which were recorded at fair value. All services have been performed as of December 31, 2015.

In February 2016, the Company issued 1,130,000 shares of common stock to individuals as consideration for advisory and consultancy services, which were recorded at fair value.

F10

CHESS SUPERSITE CORPORATION (FORMERLY RIVER RUN ACQUISITION CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2015 AND 2014

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

11.	LEASE AGREEMENT

The Company is party to a lease agreement dated October 1, 2014, with Hard Assets Capital Corp., for the lease of its office premises. The term of the lease was one year from the date of the agreement and provides for a base rent of $1,000 per month for the premises. This agreement was renewed on October 1, 2015 for one year.

12.	INCOME TAXES

Income taxes

The provision for income taxes is calculated at US corporate tax rate of approximately 39% (2014: 39%) as follows:

	2015	2014

Net loss for the year	$(2,746,266)	$(358,340)
Expected income tax recovery from net loss	(1,071,823)	(139,753)
Change in valuation allowance	1,071,823	139,753
	-	-

Deferred tax assets

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

Net deferred tax assets consist of the following components as of December 31:

	2015	2014
Deferred Tax Assets - Non-current:

Tax effect of NOL Carryover	$1,211,834	$140,009
Less valuation allowance	(1,211,834)	(140,009)
Deferred tax assets, net of valuation allowance	-	-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $3,107,263 that may be offset against future taxable income from the year by 2036. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

13.	SUBSEQUENT EVENTS

In February 2016, the Company issued 1,130,000 shares of common stock to individuals as consideration for advisory and consultancy services, which were recorded at fair value.

On March 7, 2016, the Company issued Non-Negotiable Convertible Promissory Notes (“Notes”) to two private investors in the aggregate principal amount of $300,000. Each of the Notes was in the principal amount of $150,000 with a maturity date of September 1, 2016 (“Maturity Date”), at which time the outstanding principal and interest balance is due and payable. Each of the Notes is convertible into Common Stock of the Company at a conversion price equal to 45% of the lowest trading price of the Common Stock as reported on the OTC Markets Group’s OTC Pink quotation service. The Notes provide that the holders cannot exercise their respective rights of conversion prior to expiration of 6 months from the date of the note without written approval and that any such conversion is limited to the holders beneficially holding not more than 4.99% of the Company’s then issued and outstanding Common Stock after conversion.

F11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: March 22, 2016	CHESS SUPERSITE CORPORATION

	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rubin Schindermann	Chief Executive Officer, Chief	March 22, 2016
Rubin Schindermann	Financial Officer and Director

/s/ Alexander Starr	President and Director	March 22, 2016
Alexander Starr

15

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

16