Form 10-Q
period 2016-03-31
Chess Supersite Corp
filed 2016-05-12
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

21,870,000 common stock outstanding as of May 12, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

CONDENSED FINANCIAL STATEMENTS

INDEX

Condensed Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015 (Audited)	F1

Condensed Statements of Operations for the three months ended March 31, 2016 and 2015 (Unaudited).	F2

Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited).	F3

Notes to Condensed Financial Statements (Unaudited)	F4 – F6

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	203,440	838
Total current assets	203,440	838

Total assets	203,440	838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	151,808	480,919
Payable to related parties [Note 3]	469,250	400,000
Shareholder advances [Note 4]	188,421	195,436
Shares to be issued	—	12,500
Convertible promissory notes [Note 5]	300,000	—
Total current liabilities	1,109,479	1,088,855
		—
Total liabilities	1,109,479	1,088,855

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,870,000 common shares outstanding as at March 31, 2016 (20,650,000 common shares outstanding as at December 31, 2015) [Note 6]	2187	2,065
Additional paid-in capital	2,627,059	2,017,181
Accumulated deficit	(3,535,285)	(3,107,263)
Total stockholders' deficit	(906,039)	(1,088,017)
Total liabilities and stockholders' deficit	203,440	838

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
	$	$

OPERATING EXPENSES

Advisory and consultancy fee	245,318	—

Management services fee to related parties	75,000	75,000

Donation	45,000	—

Legal and professional fees	18,780	19,741

Software development expense	21,000	10,000

Impairment loss	—	—

Website development and marketing expenses	2,898	—

Rent	3,502	3,000

Office and general	4,367	—

Total operating expenses	415,865	107,741

OTHER INCOME AND EXPENSES

Interest and bank charges	6,295	2,045

Exchange loss	5,862	—

Net loss before income taxes	(428,022)	(109,786)

Income taxes	—	—
Net loss	(428,022)	(109,786)

Loss per share, basic and diluted	(0.02)	(0.02)

Weighted average shares - basic and diluted	21,294,167	6,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	3 months ended	3 months ended
	March 31, 2016	March 31, 2015
	$	$
OPERATING ACTIVITIES

Net loss for the period	(428,022)	(109,786)

Shares issued for advisory and other services	577,500	—

Changes in operating assets and liabilities:

Change in accounts payable and accrued liabilities	(259,861)	54,673

Net cash used in operating activities	(110,383)	(55,113)

FINANCING ACTIVITIES

Repayment of Shareholder advances	(7,015)	56,134

Proceeds from issuance of Promissory notes	300,000	—

Proceeds from issuance of common stock	20,000	—

Net cash provided by financing activities	312,985	56,134

Net increase in cash during the period	202,602	1,021

Cash, beginning of period	838	1,084

Cash, end of period	203,440	2,105

Cash paid for interest	nil	nil

Cash paid for taxes	nil	nil

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Chess Supersite Corporation ("Chess Supersite" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited.

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

On September 22, 2015, the Company was able to secure a OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the three months ended March 31, 2016. The Company had working capital deficit of $906,039 and an accumulated deficit of $3,535,285 as of March 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2015.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Reclassification of comparative figures

Certain of the prior period figures have been reclassified to align with Management’s current view of the Company’s operations.

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

Recently Issued Accounting Standards

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.	Related Party Transactions and Balances

During the quarter ended March 31, 2016, $75,000 (March 31, 2015: $75,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. The amount is included in the related party balance as at March 31, 2016.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at March 31, 2016 and December 31, 2015 was $188,421 and $195,436, respectively. The amounts repaid during the three months ended March 31, 2016 and 2015 were $60,731 and $nil, respectively.

5.	Convertible Promissory Notes

During the three months ended March 31, 2016, the Company issued convertible promissory notes amounting to $150,000 each to two investors.

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from and six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.
3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.
4.	Beneficial ownership is limited to 4.99%.
5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

No conversions occurred and no notes were redeemed in the three months ended March 31, 2016. Interest amounting to $6,000 was accrued for the three months ended March 31, 2016.

6.	Stockholders’ Deficit

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. At March 31, 2016, there were 21,870,000 shares of common stock issued and outstanding (at December 31, 2015: 20,650,000 shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which 21,870,000 shares are outstanding as of the date of this report. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of filing of this report.

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

On March 17, 2016, the Company issued 65,000 shares of common stock at a price of $0.50 per share for an aggregate price of $32,500 in cash. Proceeds of $12,500 were received during the year ended December 31, 2015 and proceeds of $20,000 were received during the three months ended March 31, 2016.

On November 25, 2015, the Company filed a registration statement on Form S-8 for 10,000,000 shares of common stock to be issued as compensation to officers, directors, employees, advisers and consultants. During the three months ended March 31, 2016, the Company issued 1,155,000 shares of common stock to individuals as consideration for advisory and consultancy services amounting to $577,500 which were recorded at fair value. All services have been performed as of March 31, 2016.

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

7.	Loss Per Share

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the three months ended March 31, 2016 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Overview

Chess Supersite Corporation ("Chess Supersite" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has limited operations to date. The company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Currently, the Company is in the process of completing its comprehensive user friendly web site and has secured the domain name Chesscoliseum.com which is ready for its Beta release. The portal is going through extensive testing by our professionals and public-at-large. The website is currently operating in Beta mode and is expected to be fully tested and operational by the third quarter of 2016, including the program for the opening date (matches, tournaments, chess skilled contests), incentives for the public (such as 1 year free Platinum Membership to those registered under their real names) etc. The Company has also involved World’s top Grandmasters as members of the advisory board, commentators, and as event programming managers, etc.

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

Balance sheet – As at March 31, 2016 and December 31, 2015

Cash

At March 31, 2016 the Company had cash of $203,440 compared to $838 as at December 31, 2015. The increase is due to funds contributed by investors and shareholders offset by payment of software development and consulting expenses and professional and legal expenses during the period.

Accounts payable and accrued liabilities

At March 31, 2016 we had $151,808 of accounts payable and accrued liabilities as compared to $480,919 as at December 31, 2015. The balance primarily represents software development charges amounting to $95,318, marketing services cost amounting to $28,500, rent amounting to $12,000 and interest on promissory notes amounting to $6,000.

Payable to related parties

At March 31, 2016 we had $469,250 of amount payable to related parties as compared to $400,000 as at December 31, 2015. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

At March 31, 2016 we had $188,421 of shareholder advances as compared to $195,436 as at December 31, 2015. The balance represents Company expenses personally paid by shareholders.

Convertible promissory notes payable

During the three months ended March 31, 2016, we entered into agreements with two investors and issued them convertible promissory notes amounting to $150,000 each. The outstanding amounts under these notes are due on or before September 1, 2016. Interest accrued on these notes during the period amounted to $6,000.

Statement of Operations – For the three months March 31, 2016 and 2015:

Expenses

Our expenses are classified primarily into salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three months ended March 31, 2016 compared to 2015 is due to the company’s limited operations in the comparative period.

Expenses for the three months ended March 31, 2016 primarily represented Advisory and consultancy fee amounting to $245,318, salary for two employees amounting in total to $75,000, donation of $45,000, legal and professional charges of $18,780 comprising audit, accounting and Edgar agent fee, software development expense of $21,000 for the development of the online chess gaming system, website development and marketing expense amounting to $2,898 for the development of the Company’s website Chesscoliseum.com and its marketing and publicity, rent amounting to $3,502, office and general expenses amounting to $4,367 and interest and bank charges amounting to $12,157.

Liquidity and Capital Resources

At March 31, 2016, we had a working capital deficit of $906,039. We are is actively seeking various financing operations to meet the working capital requirements.

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

Critical Accounting Policies

Critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2016, the Company issued an aggregate of 65,000 shares of common stock to two person at a price of $0.50 per share for an aggregate consideration of $32,500. The shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended, because the two purchasers were each non-US persons residing abroad. The Company received $12,500 in advance during the year ended December 31, 2015.

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

CHESS SUPERSITE CORPORATION

Dated: May 12, 2016	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer