Form 10-Q
period 2016-06-30
Chess Supersite Corp
filed 2016-08-11
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

22,600,000 common stock outstanding as of August 11, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

CONDENSED FINANCIAL STATEMENTS

INDEX

Condensed Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015 (Audited)	F1

Condensed Statements of Operations for the six months ended June 30, 2016 and 2015 (Unaudited).	F2

Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited).	F3

Notes to Condensed Financial Statements (Unaudited)	F4 – F7

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
	$	$

ASSETS
Current assets
Cash	85,413	838
Total current assets	85,413	838

Total assets	85,413	838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	244,971	480,919
Payable to related parties [Note 3]	519,197	400,000
Shareholder advances [Note 4]	139,098	195,436
Shares to be issued	—	12,500
Convertible promissory notes [Note 5]	375,000	—
Total current liabilities	1,278,266	1,088,855
		—
Total liabilities	1,278,266	1,088,855

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 21,870,000 common shares outstanding as at June 30, 2016 (20,650,000 common shares outstanding as at December 31, 2015) [Note 6]	2,187	2,065
Additional paid-in capital	2,627,059	2,017,181
Accumulated deficit	(3,822,099)	(3,107,263)
Total stockholders' deficit	(1,192,853)	(1,088,017)
Total liabilities and stockholders' deficit	85,413	838

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$	$	$	$

REVENUE	4,500	—	4,500	—

OPERATING EXPENSES

Advisory and consultancy fee	7,773	—	253,091	—

Management services fee to related parties	75,000	75,000	150,000	150,000

Donation	—	—	45,000	—

Legal and professional fees	33,404	9,650	52,184	29,391

Software development expense	103,990	10,000	124,990	20,000

Website development and marketing expenses	38,769	13,650	41,667	13,650

Rent and utilities	4,028	3,000	7,530	6,000

Office and general	6,770	2,507	11,137	4,342

Total operating expenses	269,734	113,807	685,599	223,383

OTHER INCOME AND EXPENSES

Interest and bank charges	19,016	312	25,311	433

Exchange loss	2,564	323	8,426	412

Net loss before income taxes	(286,814)	(114,442)	(714,836)	(224,228)

Income taxes	—	—	—	—
Net loss	(286,814)	(114,442)	(714,836)	(224,228)

Loss per share, basic and diluted	(0.01)	(0.02)	(0.03)	(0.03)

Weighted average shares - basic and diluted	21,870,000	6,900,000	21,583,674	6,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
	$	$
OPERATING ACTIVITIES

Net loss for the period	(714,836)	(224,228)

Shares issued for advisory and other services	577,500	—

Changes in operating assets and liabilities:

Change in accounts payable and accrued liabilities	(116,751)	125,562

Net cash used in operating activities	(254,087)	(98,666)

FINANCING ACTIVITIES

Repayment of shareholder advances	(115,055)	—

Advances received from shareholder	58,717	100,012

Proceeds from issuance of Promissory notes	375,000	—

Proceeds from issuance of common stock	20,000	—

Net cash provided by financing activities	338,662	100,012

Net increase in cash during the period	84,575	1,346

Cash, beginning of period	838	1,084

Cash, end of period	85,413	2,430

Cash paid for interest	nil	nil

Cash paid for taxes	nil	nil

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

On September 22, 2015, the Company was able to secure an OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated significant revenue since inception to date and has sustained operating losses during the six months ended June 30, 2016. The Company had working capital deficit of $1,192,853 and an accumulated deficit of $3,822,099 as of June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Revenue recognition

In accordance with ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, services have been performed, the amount is fixed and determinable, and collection is reasonably assured.

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

During the six months ended June 30, 2016, $150,000 (June 30, 2015: $150,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. The amount is included in the related party balance as at June 30, 2016.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at June 30, 2016 and December 31, 2015 was $139,098 and $195,436, respectively. The amounts repaid during the six months ended June 30, 2016 and 2015 were $115,055 and $nil, respectively.

5.	Convertible Promissory Notes

During the six months ended June 30, 2016, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory notes issued amounting to $150,000 each to two investors.

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from and six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).

2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.

3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.

4.	Beneficial ownership is limited to 4.99%.

5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

Convertible Redeemable note issued amounting to $75,000.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is May 19, 2017
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion

No conversions occurred and no notes were redeemed in the six months ended June 30, 2016. Interest amounting to $24,673 was accrued for the six months ended June 30, 2016.

6.	Stockholders’ Deficit

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. At June 30, 2016, there were 21,870,000 shares of common stock issued and outstanding (at December 31, 2015: 20,650,000 shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which 21,870,000 shares are outstanding as of the date of this report. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of filing of this report.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On March 17, 2016, the Company issued 65,000 shares of common stock at a price of $0.50 per share for an aggregate price of $32,500 in cash. Proceeds of $12,500 were received during the year ended December 31, 2015 and proceeds of $20,000 were received during the six months ended June 30, 2016.

On November 25, 2015, the Company filed a registration statement on Form S-8 for 10,000,000 shares of common stock to be issued as compensation to officers, directors, employees, advisers and consultants. During the six months ended June 30, 2016, the Company issued 1,155,000 shares of common stock to individuals as consideration for advisory and consultancy services amounting to $577,500 which were recorded at fair value. All services have been performed as of June 30, 2016.

In July 2016, the Company issued 730,000 shares of common stock to individuals as consideration for advisory and consultancy services, which were recorded at fair value.

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

8.	Subsequent Events

In July 2016, the Company issued 730,000 shares of common stock to individuals as consideration for advisory and consultancy services, which were recorded at fair value.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the six months ended June 30, 2016 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward -looking statements” which can be identified by the use of the terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	Our ability to attract and retain management;

•	Our ability to enter in to long-term supply agreements for the mineralized material;

•	General economic conditions; and

•	Other factors discussed in Risk Factors.

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

Balance sheet – As at June 30, 2016 and December 31, 2015

Cash

At June 30, 2016 we had cash of $85,413 compared to $838 as at December 31, 2015. The increase is due to funds contributed by investors and shareholders offset by payment of software development and consulting expenses and professional and legal expenses during the period.

Accounts payable and accrued liabilities

At June 30, 2016 we had $244,971 of accounts payable and accrued liabilities as compared to $480,919 as at December 31, 2015. The balance primarily represents software development charges amounting to $164,000, marketing services cost amounting to $28,500, rent amounting to $15,000, legal fee amounting to $5,000 and interest on promissory notes amounting to $18,673.

Payable to related parties

At June 30, 2016 we had $519,197 of amount payable to related parties as compared to $400,000 as at December 31, 2015. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

At June 30, 2016 we had $139,098 of shareholder advances as compared to $195,436 as at December 31, 2015. The balance represents Company expenses personally paid by shareholders.

Convertible promissory notes payable

In March, 2016, we entered into agreements with two investors and issued them convertible promissory notes amounting to $150,000 each. The outstanding amounts under these notes are due on or before September 1, 2016. In May, 2016, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $75,000. The outstanding amount under the note is due on or before May 19, 2017. Interest accrued on these notes during the six months ended June 30, 2016 amounted to $24,673.

Statement of Operations – For the six months June 30, 2016 and 2015:

Revenue

During the period, we invoiced and received $4,500 as consideration for the supply of equipment and personnel to setup and produce a live streaming internet chess show from Marshall Chess Club.

Expenses

Our expenses are classified primarily into salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the six months ended June 30, 2016 compared to 2015 is due to the company’s limited operations in the comparative period.

Expenses for the six months ended June 30, 2016 primarily represented Advisory and consultancy fee amounting to $253,091, salary for two employees amounting in total to $150,000, donation of $45,000, legal and professional charges of $52,184 comprising audit, accounting and Edgar agent fee, software development expense of $124,990 for the development of the online chess gaming system, website development and marketing expense amounting to $41,667 for the development of the Company’s website Chesscoliseum.com and its marketing and publicity, rent amounting to $7,530, office and general expenses amounting to $11,137 and interest and bank charges amounting to $25,311.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2016, we had a working capital deficit of $1,192,853. We are is actively seeking various financing operations to meet the working capital requirements.

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

Critical Accounting Policies

Revenue is recognized when persuasive evidence of an arrangement exists, services have been performed, the amount is fixed and determinable, and collection is reasonably assured.

Other critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2015.

Subsequent Events

In July 2016, we issued 730,000 shares of common stock to individuals as consideration for advisory and consultancy services, which were recorded at fair value.

Description of Property

Our principal executive office is located at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHESS SUPERSITE CORPORATION

Dated: August 11, 2016	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer