Form 10-Q
period 2016-09-30
Chess Supersite Corp
filed 2016-11-15
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

35,060,000 common stock outstanding as of November 14, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

CONDENSED FINANCIAL STATEMENTS

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$

ASSETS
Current assets
Cash	23,422	838
Accounts receivable	519	—
Total current assets	23,941	838

Total assets	23,941	838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	219,285	480,919
Payable to related parties [Note 3]	469,697	400,000
Shareholder advances [Note 4]	131,026	195,436
Shares to be issued	—	12,500
Convertible promissory notes, net [Note 5]	441,750	—
Derivative liability [Note 5]	482,339	—
Total current liabilities	1,744,097	1,088,855

Total liabilities	1,744,097	1,088,855

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 33,180,000 common shares outstanding as of September 30, 2016 (20,650,000 common shares outstanding as of December 31, 2015) [Note 6]	3,318	2,065
Shares to be issued	247,550	—
Additional paid-in capital	3,386,716	2,017,181
Accumulated deficit	(5,357,740)	(3,107,263)
Total stockholders' deficit	(1,720,156)	(1,088,017)
Total liabilities and stockholders' deficit	23,941	838

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$	$	$	$

REVENUE	519	—	5,019	—

OPERATING EXPENSES

Advisory and consultancy fee	712,900	—	978,991	—

Management services fee to related parties	75,000	75,000	225,000	225,000

Donation	—	—	45,000	—

Legal and professional fees	26,696	23,024	78,880	52,415

Software development expense	10,000	88,402	134,990	108,402

Website development and marketing expenses	35,649	15,899	77,316	29,549

Rent and utilities	5,733	3,000	13,263	9,000

Office and general	19,924	1,808	13,061	6,150

Total operating expenses	885,902	207,133	1,584,501	430,516

OTHER INCOME AND EXPENSES

Day one derivative expense [Note 5]	849,431		849,431

Change in fair value of derivative liability [Note 5]	(259,044)		(259,044)

Net loss on settlement	34,290	—	34,290	—

Interest and bank charges	25,167	368	45,314	1,213

Exchange loss	414	—	8,840	—

Net loss before income taxes	(1,535,641)	(207,501)	(2,250,477)	(431,729)

Income taxes	—	—	—	—
Net loss	(1,535,641)	(207,501)	(2,250,477)	(431,729)

Loss per share, basic and diluted	(0.05)	(0.03)	(0.09)	(0.06)

Weighted average shares - basic and diluted	30,820,549	6,900,000	24,663,681	6,900,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
	$	$
OPERATING ACTIVITIES

Net loss for the period	(2,250,477)	(431,729)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Day one derivative loss [Note 5]	849,431

Change in fair value of derivative liability [Note 5]	(259,044)

Loss on settlement of liability	34,290

Shares issued/to be issued for advisory and other services	1,390,400	—

Changes in operating assets and liabilities:

Change in accounts receivable	(519)	—

Change in accounts payable and accrued liabilities	(177,087)	303,646

Net cash used in operating activities	(413,006)	(128,083)

FINANCING ACTIVITIES

Repayment of shareholder advances	(167,043)	—

Advances received from shareholders	102,633	129,222

Proceeds from issuance of convertible promissory notes	480,000	—

Proceeds from issuance of common stock	20,000	—

Net cash provided by financing activities	435,590	129,222

Net increase in cash during the period	22,584	1,139

Cash, beginning of period	838	1,084

Cash, end of period	23,422	2,223

Cash paid for interest	36,000	nil

Cash paid for taxes	nil	nil

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Chess Supersite Corporation ("Chess Supersite" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s current business comprises the operation of an extensive Chess gaming website. This comprehensive user friendly web site www.chessstars.com, is currently offering a state-of-the-art playing zone, broadcasts of the major tournaments, intuitive mega database, chess skilled contests and much more.

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

On September 22, 2015, the Company was able to secure an OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated significant revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2016. The Company had working capital deficit of $1,720,156 and an accumulated deficit of $5,357,740 as of September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations. The Company has, however, managed to raise financing in the amount of $480,000 during the period and is using these funds towards the development, operation and marketing of its Chess gaming website.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2016, $225,000 (September 30, 2015: $225,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. The amount is included in the related party balance as at September 30, 2016.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at September 30, 2016 and December 31, 2015 was $131,026 and $195,436, respectively. The amounts repaid during the nine months ended September 30, 2016 and 2015 were $167,043 and $nil, respectively.

5.	Convertible Promissory Notes

During the nine months ended September 30, 2016, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory notes issued on July 14, 2016 and September 15, 2016, amounting to $75,000 (Note 4) and $30,000 (Note 5), respectively.

The key terms/features of the convertible notes are as follows:

1.	The maturity date of the note is November 19, 2016
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes 2 and 3).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).

2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.

3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.

4.	Beneficial ownership is limited to 4.99%.

5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

Convertible Redeemable note issued on May 19, 2016, amounting to $75,000 (Note 1).

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is May 19, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before November 19, 2016 (six months from the date of the note).
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Interest amounting to $13,337 was accrued for the nine months ended September 30, 2016.

Derivative liability

The Notes 2 and 3 amounting to $150,000, issued on March 1, 2016 matured on September 1, 2016, thereby resulting in the conversion option becoming exercisable to the holders. On September 2, 2016, the holder of Note 2 amounting to $150,000, exercised their right to convert principal amount of $38,250 into shares of the Company, as a result, the Company recorded a derivative liability as follows:

	September 1, 2016	September 2, 2016	September 30, 2016
Initial valuation of derivative liability	$849,431
Derivate liability	849,431	739,393	482,339
Effect of conversion		(108,048)
Change in fair value		(1,990)	(257,054)

6.	Stockholders’ Deficit

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. At September 30, 2016, there were 33,180,000 shares of common stock issued and outstanding (at December 31, 2015: 20,650,000 shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001, of which 35,060,000 shares are outstanding as of the date of this report. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which no shares were outstanding as of the date of filing of this report.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On March 17, 2016, the Company issued 65,000 shares of common stock at a price of $0.50 per share for an aggregate price of $32,500 in cash. Proceeds of $12,500 were received during the year ended December 31, 2015 and proceeds of $20,000 were received during the nine months ended September 30, 2016.

On November 25, 2015, the Company filed a registration statement on Form S-8 for 10,000,000 shares of common stock to be issued as compensation to officers, directors, employees, advisers and consultants. During the nine months ended September 30, 2016, the Company issued 12,465,000 shares of common stock to individuals as consideration for advisory and consultancy services amounting to $1,338,288 which were recorded at fair value. All services have been performed as of September 30, 2016.

Shares to be issued represent 1,960,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at fair value. The Company issued 1,880,000 of these shares in October 2016.

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

The Company’s management has evaluated subsequent events up to November 14, 2016, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent event:

In October 2016, the Company issued 1,580,000 shares of common stock to individuals as consideration for advisory and consultancy services, which were recorded at fair value.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the nine months ended September 30, 2016 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

During the current period, the Company has started to generate revenues. There is currently no income or cash flows from operations, however due to the high initial costs. The Company's independent auditors have substantial doubt about the Company's ability to continue as a going concern. At present, continuation of the Company as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue its operations.

Currently, the Company is in the process of completing its comprehensive user friendly web site www.chessstars.com. The portal is going through extensive testing by our professionals and public-at-large. The website is currently offering a state-of-the-art playing zone, broadcasts of the major tournaments, intuitive mega database, chess skilled contests and much more. It is expected to be fully tested by the year end 2016, including the program for the opening date (matches, tournaments, chess skilled contests), incentives for the public (such as 1 year free Platinum Membership to those registered under their real names) etc. The Company has also involved World’s top Grandmasters as members of the advisory board, commentators, and as event programming managers, etc. Design, operation and continuous improvement of the website has been possible at the cost of significant time and expense. These expenses have been reported by us on the statement of operations as website development and software development expenses, and represent a major value to the Company and its investors. On July 11, 2016, the Company successfully filed an international patent protection for its online chess competition entitled “Choose Your Moves and Win” which utilizes an interface mechanics developed by the Company based on live chess broadcasts. The nature of the Company’s patent is to create a practical, educational yet enjoyable mechanism helping students to understand the selection of moves by strong grand masters who play a match online. Besides the game itself, students see on their screens 3 hints (best moves) selected by one of the strongest computer programs, while listening to grand master commentary, all in real time. Once the game is over, all students/spectators are invited to participate in an analysis of the game just played, along with the players and commentators.

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

Balance sheet – As at September 30, 2016 and December 31, 2015

Cash

At September 30, 2016 we had cash of $23,422 compared to $838 as at December 31, 2015. The increase is due to funds contributed by investors and shareholders offset by payment of software development and consulting expenses and professional and legal expenses during the period.

Accounts payable and accrued liabilities

At September 30, 2016 we had $214,121 of accounts payable and accrued liabilities as compared to $480,919 as at December 31, 2015. The balance primarily represents software development charges amounting to $164,308, marketing services cost amounting to $13,650, rent amounting to $18,000, legal fee amounting to $5,000 and interest on promissory notes amounting to $8,173.

Payable to related parties

At September 30, 2016 we had $469,697 of amount payable to related parties as compared to $400,000 as at December 31, 2015. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

At September 30, 2016 we had $131,026 of shareholder advances as compared to $195,436 as at December 31, 2015. The balance represents Company expenses personally paid by shareholders.

Convertible promissory notes payable

In March, 2016, we entered into agreements with two investors and issued them convertible promissory notes amounting to $150,000 each. The outstanding amounts under these notes are due on or before September 1, 2016. In May, 2016, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $75,000. The outstanding amount under the note is due on or before May 19, 2017. In July and September 2016, we entered into agreements with investors and issued them convertible promissory notes amounting to $75,000 and $30,000, respectively. The outstanding amount under the notes is due on or before November 19, 2016. We accrued interest on these notes during the nine months ended September 30, 2016 amounting to $8,173.

Statement of Operations – For the three months September 30, 2016 and 2015:

Revenue

Revenue of $519 represents membership fee for the Company’s chess gaming website.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three months ended September 30, 2016 compared to 2015 is due to the company’s limited operations in the comparative period. During the period, we also hired several independent consultants to provide us services with respect to our chess gaming website.

Expenses for the three months ended September 30, 2016 primarily represented Advisory and consultancy fee amounting to $712,900, salary for two employees amounting in total to $75,000, legal and professional charges of $26,696 comprising audit, accounting and Edgar agent fee, software development expense of $10,000 for the development of the online chess gaming system, website development and marketing expense amounting to $35,649 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $5,733, office and general expenses amounting to $19,924 and interest and bank charges amounting to $25,167. We also recorded a day one derivative expense amounting to $849,431, a net loss on settlement of a supplier invoice amounting to $34,290 and a fair valuation impact of our derivative liability amounting to $(259,044).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the nine months September 30, 2016 and 2015:

Revenue

Revenue of $5,019 comprises an amount of $4,500, which we invoiced and received as consideration for the supply of equipment and personnel to setup and produce a live streaming internet chess show from Marshall Chess Club and $519 as membership fee for the Company’s chess gaming website.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the nine months ended September 30, 2016 compared to 2015 is due to the company’s limited operations in the comparative period. During the period, we also hired several independent consultants to provide us services with respect to our chess gaming website.

Expenses for the nine months ended September 30, 2016 primarily represented Advisory and consultancy fee amounting to $965,991, salary for two employees amounting in total to $225,000, donation of $45,000, legal and professional charges of $78,880 comprising audit, accounting and Edgar agent fee, software development expense of $134,990 for the development of the online chess gaming system, website development and marketing expense amounting to $77,316 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent amounting to $13,263, office and general expenses amounting to $31,061 and interest and bank charges amounting to $50,478. We also recorded a day one derivative expense amounting to $849,431, a net loss on settlement of a supplier invoice amounting to $34,290 and a fair valuation impact of our derivative liability amounting to $(259,044).

Liquidity and Capital Resources

At September 30, 2016, we had a working capital deficit of $1,720,156. We are actively seeking various financing operations to meet the working capital requirements.

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

Subsequent Events

In October 2016, we issued 1,880,000 shares of common stock to individuals as consideration for advisory and consultancy services, which were recorded at fair value.

Description of Property

Our principal executive office is located at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHESS SUPERSITE CORPORATION

Dated: November 14, 2016	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer