Form 10-Q/A
period 2016-09-30
Chess Supersite Corp
filed 2016-11-17
CIK 1586554

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Chess Supersite Corporation for the quarterly period ended September 30, 2016 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2016, for the sole purpose of adding certain detail in the Financial Statements which provides the reader with a clearer understanding of the Company’s revenue (Note 2), it’s Derivative liabilities (Note 2) and it’s outstanding shares of common stock (Note 6). The Form 10-Q/A also corrects the amount of interest accrued reported in Note 5 of the Financial Statements. These modifications, although processed by the management and reviewed by the independent accountant before the original filing date, were not present in the filed version due to error.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

During the period ended September 30, 2016, the Company earned revenue of $5,019, which comprises an amount of $4,500, as consideration for the arrangement of equipment and personnel to setup and produce a live streaming internet chess show and $519 as membership fee for the Company’s chess gaming website.

Fair Value of Financial Instruments

ASC 825-10 defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

The Company also analyzes all financial instruments with features of both liabilities and equity under ASC 480-10, ASC 815-10 and ASC 815-40.

The Company adopted ASC 820-10 on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments; and

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

September 30, 2015
Annual dividend yield	-
Expected life (years)	0.5
Risk-free interest rate	0.52%
Expected volatility	260%

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2016
	September 30,	Using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	482,339	-	-	482,339
Total	$482,339	$-	$-	$482,339

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2015
	December 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	Nil	-	-	-
Total	$ Nil	$-	$-	$-

For a roll-forward analysis of embedded derivative liabilities refer to Note 5.

At September 30, 2015, the Company had derivative liabilities of $482,339. For the nine months ended September 30, 2016, the Company had gains on the fair valuation of derivative liabilities of $259,044. As of September 30, 2016, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

Interest amounting to $49,336  was accrued for the nine months ended September 30, 2016.

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

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. At September 30, 2016, there were 33,180,000 shares of common stock issued and outstanding (at December 31, 2015: 20,650,000 shares of common stock issued and outstanding) out of which 24,565,000 are restricted shares.

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

CHESS SUPERSITE CORPORATION

Dated: November 16, 2016	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer