Form 10-K
period 2016-12-31
Chess Supersite Corp
filed 2017-03-31
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2016

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

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,192,405 as of June 30, 2016.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2017, the registrant has 51,162,969 shares of Common Stock issued and outstanding.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “Company,” or “Chess Supersite” are to Chess Supersite Corporation.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

Item 1. Business

History

We were incorporated in the State of Delaware on July 2, 2013, under our original name of River Run Acquisition Corporation. On May 5, 2014, we issued 500,000 shares of common stock to Rubin Schindermann and 500,000 shares of Common Stock to Alexander Starr. With the issuance of these shares and the redemption of 19,500,000 shares of common stock issued to our original officers, directors and shareholders, we effected a change of control. Mr. Schindermann and Mr. Starr became our new officers and directors. They accepted the resignations of our original founding officers and directors. Effective May 13, 2014, the Company changed its name to Chess Supersite Corporation.

On July 23, 2014, we acquired certain assets (“Acquisition”) of Chess Supersite, Inc., a corporation existing under the laws of Ontario, Canada (“Chess Canada”). The Acquisition was consummated pursuant to the terms of the Asset Purchase Agreement and the issuance of 5,000,000 shares of our common stock to Chess Canada. In the Acquisition, we acquired all right, title and interest in and to the properties, assets, interests and rights of Chess Canada, including the contracts and intellectual property which are related to the business of developing, operating and maintaining a website focused on the game of chess. Chess Supersite, Inc. is under the common control of Rubin Schindermann and Alexander Starr.

Overview

The Company operates an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources. We believe that chess players have two major needs: (i) to play against each other and (ii) to watch chess matches between to players including Grandmasters. To meet that need , we have developed “Chess Stars” as an interactive and educational website that allows chess players to play online, watch broadcasted chess tournaments, learn to play and improve their skills and to participate in our patent-pending “Choose Your Moves and Win” contests. Utilizing advanced two-tier architecture, “Chess Stars” can support virtually an unlimited range of content and services designed to attract viewers. With a model similar to that of TV poker, viewers are able to see an odds matrix for any position on the chess board. Percentage of success for each move is based on statistics, computer analysis and our proprietary value calculations. The viewing of chess games is particularly adaptable to the Internet to allow for real time or archival viewing while enjoying the comments, announcements and analyses of top chess experts. We anticipate we will be able to deliver high quality viewing and game-playing experiences featuring broadcasts of top worldwide games, education, interactivity, playing and other services and facilitate the emergence of chess as a mainstream sport.

In October 2016, we started our Chess Stars Club Membership Program. Club members enjoy free entry to all events, including our cash prize events. Club membership costs $12.95 per month or $99.00 per year. At the present time, we have sold 93 Club memberships. We have derived our revenues at date from the sale of Club memberships and our live events such as Chess Stars Camps, live chess tournaments and Chess Festivals with attendees paying on the average of $50.00 per person.

We have spent approximately $470k on software development and have issued shares fair valued at approximately $1.9mn to consultants and advisors. These expenses have been partially capitalized as Intangible Assets and the remaining part has been reported by us on the statement of operations as website development, software development and advisory and consulting expenses, and represent a major value to the Company and its investors.

Effective March 1, 2016, the Company issued its Non-Negotiable Convertible Promissory Notes (“Notes”) to two private investors in the aggregate principal amount of $300,000. Each of the Notes was in the principal amount of $150,000 with a maturity date of September 1, 2016 (“Maturity Date”), at which time the outstanding principal and interest balance is due and payable. Each of the Notes is convertible into Common Stock of the Company at a conversion price equal to 45% of the lowest trading price of the Common Stock as reported on the OTC Markets Group’s OTC Pink quotation service. The Notes provide that the holders cannot exercise their respective rights of conversion prior to the Maturity Date and that any such conversion is limited to the holders beneficially holding not more than 4.99% of the Company’s then issued and outstanding Common Stock after conversion.

Effective May 19, 2016, the Company completed a private funding transaction with a private institutional investor under the terms of the Company’s 8% Convertible Redeemable Note (“Note”) in the principal amount of $75,000.00 dated May 19, 2016. The maturity date of the Note is May 19, 2017 (“Maturity Date”), at which time the outstanding principal and interest balance is due and payable. The Note provides, among other things, that in the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion. The Note further provides that such conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion. The proceeds of the Note will be used by the Company for general working capital purposes.

On September 15, 2016, we issued a Convertible Promissory Note (“Crown Bridge Note”) to Crown Bridge Partners, LLC (“Crown Bridge”) in the principal amount of $30,000 pursuant to a Securities Purchase Agreement of the same date. Under the Crown Bridge Note, Crown Bridge has the right to convert all or any a part of the outstanding principal amount and accrued and unpaid interest into shares of our Common Stock at a conversion price equal to a 45% discount of the market price of our Common Stock. The Crown Bridge Note contains a provision limiting the number of shares issuable upon conversion to not more than 4.99% of the issued and outstanding common stock of the Company at the time of conversion. In addition, Crown Bridge has “piggy-back” registration rights covering our Common Stock issued upon conversion of the Crown Bridge Note in the event we file a registration statement for any other of our securities.

On October 18, 2016, we entered into a Securities Purchase Agreement (“Blackbridge Purchase Agreement”) with Blackbridge Capital Growth Fund, LLC (“Blackbridge Capital”). Pursuant to the Blackbridge Purchase Agreement, the maximum draw down amount allowed is equal to the lesser of (i) $125,000 or (ii) 200% of the average daily trading volume of our Common Stock for the ten (10) trading days immediately preceding the draw down notice. Pursuant to the Blackbridge Purchase Agreement, we issued our Convertible Promissory Note in the principal amount of $140,000 in payment of the commitment fee payable to Blackbridge.

We have the right to sell, from time to time, up to an aggregate of $4,000,000 of shares of our Common Stock to Blackbridge Capital. We can control the timing and amount of future sales, if any, but we would be unable to sell shares to Blackbridge Capital if such purchase would result in its beneficial ownership equaling more than 4.99% of our outstanding common stock. The purchase price of the shares that may be sold to Blackbridge Capital under the Purchase Agreement will be equal to a 13% discount to the lowest trading price for our common stock for the ten (10) trading days immediately following the delivery of shares to Blackbridge Capital (“Valuation Period”). The maximum draw down amount allowed under the Purchase Agreement is the lesser of $125,000 or 200% of the average daily trading volume for the ten (10) trading days immediately preceding the draw down notice, multiplied by the lowest trading price for the our common stock over the ten (10) trading days immediately preceding the draw down notice. We may deliver our first draw down notice ten (10) trading days from the Effective Date. All subsequent draw down notices may be submitted to Blackbridge Capital no sooner than one (1) day after the end of the Valuation Period. Pursuant to the Blackbridge Purchase Agreement, we are required to file a registration statement with Securities and Exchange Commission covering the shares of Common Stock which are entitled to sell to Blackbridge.

Employees

We currently have two employees, Rubin Schindermann, our CEO, and Alexander Starr, our President. We have contracted with a number of independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

Intellectual Property Protection

On July 8, 2016, we submitted an International Patent Application with the Canadian Intellectual Property Office for an “Interactive Expectation-Based System and Method” for our online chess competition entitled “Choose Your Moves and Win”.

Competition

We compete with companies that develop games for networks, on both web and mobile, vary in size and include companies such as DeNA Co. Ltd. (Japan), Electronic Arts Inc., Gameloft SA, GREE International, Inc., Glu Mobile Inc., King.com Inc., Zynga, Inc., Rovio Mobile Ltd., Supercell Inc., GungHo Online Entertainment, Inc., Kabam and The Walt Disney Company. Furthermore, we expect new competitors to continuously enter the market and existing competitors to allocate more resources to develop and market competing games and applications. At the present time, we have identified a number of chess online sites which could be considered competitors, such as Chess.com; InstantChess; SparkChess and Chess24, among others. We are committed to establishing and maintaining the highest quality interactive chess playing and learning site.

Advisory Board

We have established an Advisory Board that presently consists of three (3) members; Garry Kasparov, Michael Khodarkovsky and Nava Starr. Mr. Kasparov is a Russian Chess Grandmaster, former World Chess Champion, writer and political activist. Mr. Khodarkovsky is a Chess Master. He is the President of the Kasparov Chess Foundation and World Chess Federation Senior Trainer and Chair of the International Affairs Committee of the United States Chess Federation. Nava Starr holds the title of Woman International Master. She is an eight-time Canadian Ladies Champion and has represented Canada in the Women’s Chess Olympiad and Women’s World Championship. She is married to our President Alexander Starr. The Advisory Board was established to advise and make non-binding recommendations to the Board of Directors with respect to matters within the area of expertise of the Advisory Board. The Advisory Board operates under an Advisory Board Charter. Advisory Board members do not receive cash compensation but, in the discretion of the Board of Directors, may receive stock options or stock grants.

Corporate Facilities

The Company does not own any properties at this time and has no agreements to acquire any properties. The Company leases its administrative and executive offices at a monthly rent of $1,000 per month from Hard Asset Capital Corp., a private company owned by our CEO, Rubin Schindermann, located at 1131 Leslie Street, Suite 101, Toronto, Ontario, Canada.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act 0f 2012 (“JOBS Act”) and may take advantage of certain exemptions from certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” included but not limited to, not being required to comply with auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and exemptions from the requirements of holding a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which our revenues exceed $1 billion; (ii) the date on which we issue more than $1 billion of non-convertible debt in a three year period; (iii) the last day of the fiscal year following the fifth anniversary of the date of our first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933,as amended; or (iv) when the market value of our common stock that is held by non-affiliated exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent we continue to qualify as a “smaller reporting company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, after we cease to qualify as an “emerging growth company”, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as “smaller reporting company” including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; and (ii) scaled executive compensation disclosures; and (iii) the requirement to provide only two years of audited financial statements instead of three.

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

As of the date of this report, we have 51,162,969 shares of common stock issued and outstanding held by 47 stockholders of record.

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

Recent Sales of Unregistered Securities

During the prior three years, we sold the following securities without registration under the Securities Act of 1933, as amended:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION

May 5, 2014	Rubin Schindermann (1)	500,000	$50
May 5, 2014	Alexander Starr (1)	500,000	$50
July 7, 2014	Various (2)	900,000	$10,088
July 23, 2014	Chess Supersite Inc.(3)	5,000,000	$70,000

(1)	On May 5, 2014, 500,000 shares of common stock were issued to each of Rubin Schindermann and Alexander (Sasha) Starr, respectively, pursuant to a change of control transaction. The aggregate consideration paid for these shares was $100.

(2)	From July 7, 2014 to August 8, 2014, we issued 900,000 shares of common stock as follows:

Shareholder Name	Number of Shares	Consideration

2339222 Ontario Limited	20,000	$2.00
Dorothy Arsenaul	10,000	$1.00
Michael Barron	10,000	$1.00
Irina Barron	10,000	$1.00
Boris Barron	10,000	$1.00
Tony Bisogno	20,000	$2.00
Bisogno Jewellers North	20,000	$2.00
Ariel Cohen	40,000	$4.00
Diane Collins	20,000	$2.00
Michael Danso	10,000	$1.00
Syrel Danso	10,000	$1.00
Mosolova Darya	30,000	$3.00
Maxim Dlugy	30,000	$3.00
Inna Dlugy	30,000	$3.00
Robert Hamilton	10,000	$1.00
Maryna Havorka	40,000	$4.00
Svetlana Kaplin	30,000	$3.00
Tony Kassabian	20,000	$10,000.00
Galina Kossitsina	30,000	$3.00
Edward Kotler	10,000	$1.00
Sandor Molnar	10,000	$1.00
Borys Mykhaylets	10,000	$1.00
Saul Niddam	20,000	$2.00
Norlandam	30,000	$3.00
Piter Platis	40,000	$4.00
Svyatoslav Polyakov	10,000	$1.00
Felix Rosenwasser	40,000	$4.00
Eric Schindermann	40,000	$4.00
Bruce Schoengood	20,000	$2.00
Eric Segal	20,000	$2.00
Khachaturov Sergei	30,000	$3.00
Jacob Shinderman	40,000	$4.00
Inna Sirota	20,000	$2.00
Vladimir Sirota	20,000	$2.00
Vakulenkova Svitlana	40,000	$4.00
Marselle Taub	10,000	$1.00
Regina Varnovitsky	40,000	$4.00
Mark Varnovitsly	20,000	$2.00
Elena Vinogradova	30,000	$3.00

(3)	On July 23, 2014, we issued 5,000,000 shares of common stock to Chess Supersite, Inc. pursuant to the Asset Purchase Agreement dated July 23, 2014 by and between the Company and Chess Supersite, Inc.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2016, the Company had not generated significant revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $2,344,668, and had an accumulated deficit of $5,451,931.

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

Balance sheet as at December 31, 2016 and 2015

Cash

At December 31, 2016 we had cash of $16,262 compared to $838 as at December 31, 2015. The increase is due to funds contributed by investors and shareholders offset by payment of software development and consulting expenses and professional and legal expenses during the period.

Prepaid asset

Prepaid asset amounting to $140,000 represents commitment fee owed by us to a certain investor in respect of a drawdown facility which is not yet active.

Intangible assets

Intangible assets represents the amount incurred by the Company related to the development of the online chess gaming website. During the year ended December 31, 2016, intangible assets amounting to $137,611 were capitalized.

Accounts payable and accrued liabilities

Accounts payable amounting to $277,518 as at December 31, 2016, primarily represents accrual for software development fee amounting to $226,906, accrual for marketing services amounting to $13,650, and other accruals for professional services. Accounts payable amounting to $480,919 as at December 31, 2015, primarily represented accrual for advisory and consultancy fee amounting to $336,000, accrual for software development fee amounting to $95,000, accrual for marketing services amounting to $28,000, accrual for rent amounting to $9,000 and other accruals for professional services

Payable to related parties

At December 31, 2016 we had $514,697 of amount payable to related parties as compared to $400,000 as at December 31, 2015. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. The amount of advance as at December 31, 2016 and 2015 was $144,474 and $195,436, respectively. The amounts repaid during the years ended December 31, 2016 and 2015 were $174,595 and $nil, respectively

Income statement for the years ended December 31, 2016 and 2015

Revenues for the years ended December 31, 2016 and 2015

Revenue of $5,918 during the year ended December 31, 2016 comprises an amount of $4,500, which we invoiced and received as consideration for the arrangement of equipment and personnel to setup and produce a live streaming internet chess show from Marshall Chess Club and $1,418 as membership fee for the Company’s chess gaming website.

There was no revenue during the year ended December 31, 2015.

Expenses for the years ended December 31, 2016 and 2015

Expenses amounting to $2,350,586 for the year ended December 31, 2016 are primarily comprised of advisory and consultancy fee of $954,000, management services fee of $300,000 to related parties, legal and professional fee of $103,000, software development expense of $80,000, website development and marketing expenses of $114,000 and rent of $12,000 together with day one derivative expense of $950,000 arising from the initial valuation of the derivative component in the convertible promissory notes issued by us, partially offset by a fair valuation reversal of $377,000 resulting from fair valuation of the same convertible promissory notes.

Expenses amounting to $2,748,266 for the year ended December 31, 2015 are primarily comprised of advisory and consultancy fee of $2,034,000, management services fee of $300,000 to related parties, legal and professional fee of $75,000, software development expense of $285,000, website development and marketing expenses of $31,000 and rent of $12,000.

Liquidity and Capital Resources

At December 31, 2016, the Company had a working capital deficit of $1,957,318 and an accumulated deficit of $5,451,931 (2015: Working capital deficit of $1,088,017 and an accumulated deficit of $3,107,263). The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2017 provided that it is successful in obtaining additional financing in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

CHESS SUPERSITE CORPORATION

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

FINANCIAL STATEMENTS

Balance Sheets	F3

Statements of Operations	F4

Statements of Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to the Financial Statements	F7 - F13

802 N. Washington St.
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Chess Supersite Corporation

We have audited the accompanying balance sheets of Chess Supersite Corporation as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Chess Supersite Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chess Supersite Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated positive operating cash flows since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

Spokane, WA

March 31, 2017

CHESS SUPERSITE CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	$	$

ASSETS
Current assets
Cash	16,262	838
Prepaid Asset [Note 10]	140,000	—
	156,262	838

Long term assets
Intangible assets [Note 6]	137,611	—
Total long term assets	137,611	—
Total assets	293,873	838

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities [Note 7]	277,518	480,919
Payable to related parties [Note 8]	514,697	400,000
Shareholder advances [Note 9]	144,474	195,436
Shares to be issued [Note 11]	—	12,500
Convertible Promissory notes, net [Note 10]	701,519	—
Derivative liability [Note 10]	475,372	—
Total current liabilities	2,113,580	1,088,855

Total liabilities	2,113,580	1,088,855

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at December 31, 2016 (nil shares outstanding as at December 31, 2015) [Note 11]	100	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 35,644,874 common shares outstanding as at December 31, 2016 (20,650,000 common shares outstanding as at December 31, 2015) [Note 11]	3,565	2,065
Shares to be issued [Note 11]	52,000	—
Additional paid-in capital	3,576,559	2,017,181
Accumulated deficit	(5,451,931)	(3,107,263)
Total stockholders' deficit	(1,819,707)	(1,088,017)
Total liabilities and stockholders' deficit	293,873	838

The accompanying notes are an integral part of these financial statements.

CHESS SUPERSITE CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31, 2016	December 31, 2015
	$	$

REVENUE	5,918	—

OPERATING EXPENSES

Advisory and consultancy fee [Note 8]	954,289	2,033,611
Management services fee to related parties [Note 8]	300,000	300,000
Legal and professional fees	103,085	75,629
Software development expense	79,977	284,869
Donation	45,000	—
Website development and marketing expenses	114,044	31,323
Rent and Utilities	21,878	12,000
Travel expenses	39,216	2,491
Office and general	14,606	6,800
Total operating expenses	1,672,095	2,746,723

OTHER INCOME AND EXPENSES

Day one derivative expense	950,072	—
Change in fair value of derivative liability	(377,344)	—
Net loss on settlement of liability	34,290	—
Interest and bank charges	65,008	1,543
Exchange loss	6,465	—
Net loss before income taxes	(2,344,668)	(2,748,266)

Income taxes	—	—
Net loss	(2,344,668)	(2,748,266)

Loss per share, basic and diluted	(0.09)	(0.34)

Weighted average shares - basic and diluted	27,315,764	8,053,274

The accompanying notes are an integral part of these financial statements.

CHESS SUPERSITE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
				Amount	capital	deficit	Total
	Shares	Amount	Shares	$	$	$	$
As at December 31, 2014	-	-	6,900,000	690	79,755	(358,997)	(278,552)

Shares issued as consideration for management services [Note 8]	-	-	10,000,000	1,000	99,000	-	100,000

Shares issued as consideration for advisory and other services [Note 11]	-	-	3,750,000	375	1,838,426	-	1,838,801

Net loss	-	-	-	-	-	(2,748,266)	(2,748,266)

As at December 31, 2015	-	-	20,650,000	2,065	2,017,181	(3,107,263)	(1,088,017)

Preferred stock issued as consideration for management services [Note 8]	1,000,000	100					100

Shares issued as consideration for management services [Note 8]	-	-	10,000,000	1,000	99,000	-	100,000

Shares issued as consideration for advisory and other services [Note 11]	-	-	2,845,000	285	1,287,255	-	1,287,540

Shares issued on conversion of convertible promissory notes [Note 11]	-	-	2,084,874	208	140,629	-	140,837

Shares issued as consideration for cash	-	-	65,000	7	32,494	-	32,501

Net loss	-	-	-	-	-	(2,344,668)	(2,344,668)

As at December 31, 2016	1,000,000	100	35,644,874	3,565	3,576,559	(5,451,931)	(1,871,807)

The accompanying notes are an integral part of these financial statements.

CHESS SUPERSITE CORPORATION

STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2016	December 31, 2015
	$	$
OPERATING ACTIVITIES

Net loss for the period	(2,344,668)	(2,748,266)

Adjustment for non-cash items

Day one derivative loss	950,072	—
Change in fair value of derivative	(377,344)	—
Loss on settlement of liability	34,290
Shares issued for advisory and other services	1,390,500	1,938,801

Changes in operating assets and liabilities:
Change in prepaid asset	(140,000)	—
Change in accounts payable and accrued liabilities	66,146	617,022
Net cash used in operating activities	(421,004)	(192,443)

INVESTING ACTIVITIES
Amount invested on software development	(137,611)	—
Net cash used in operating activities	(137,611)	—

FINANCING ACTIVITIES

Repayment of shareholder advances	(174,595)	—
Shareholder advances	123,634	179,697
Proceeds from issuance of promissory notes	605,000	—
Proceeds from issuance of common stock	20,000	12,500
Net cash provided by financing activities	574,039	192,197

Net increase (decrease) in cash during the period	15,424	(246)
Cash, beginning of period	838	1,084
Cash, end of period	16,262	838

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of notes	140,837	—
Shares issued as consideration for acquisition of intangible	—	—

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	36,000	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these financial statements.

CHESS SUPERSITE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2016 AND 2015

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

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2016. The Company had working capital deficit of $1,957,318 and an accumulated deficit of $5,451,931 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016 and 2015.

PREPAID ASSET

Prepaid asset represents commitment fee owed by the Company to a certain investor in respect of a Securities Purchase Agreement entered into by the Company dated October 18, 2016. The Company has issued a convertible promissory note in respect of the commitment fee. The prepaid asset will be amortized using the straight-line method over the period of draw-down.

INTANGIBLE ASSETS

The Company operates an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources. Intangible assets represents the amount incurred by the Company related to the development of the online chess gaming website.

Under ASC 985-20, there are two main stages of software development. These stages are defined as:

(A) When the technological feasibility is established, and

(B) When the product is available for general release to customers.

Costs incurred by the Company up to stage A have been expensed while costs incurred to move from stage A to stage B have been capitalized.

The Company evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

REVENUE RECOGNITION

In accordance with ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, services have been performed, the amount is fixed and determinable, and collection is reasonably assured.

During the period ended December 31, 2016, the Company earned revenue of $5,918, which comprises an amount of $4,500, as consideration for the arrangement of equipment and personnel to setup and produce a live streaming internet chess show and $1,418 as membership fee for the Company’s chess gaming website.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Convertible promissory notes as at December 31, 2016 are likely to be converted into shares, however, due to losses, their effect would be antidilutive. As of December 31, 2016, convertible notes outstanding could be converted into 81,089,744 shares of common stock.

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

5.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company adopted the accounting pronouncement issued by the Financial Accounting Standards Board ("FASB") to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows.

The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the financial position and/or results of operations.

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

The Company is continuing software development and is recognizing costs related to these activities as expenses during the period in which they are incurred. Intangible assets amounting to $137,611 were capitalized during the year ended and as at December 31, 2016. The Company evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $277,519 as at December 31, 2016, primarily represents accrual for software development fee amounting to $226,906, accrual for marketing services amounting to $13,650, and other accruals for professional services. (2015: Accrual for advisory and consultancy fee amounting to $336,111, accrual for software development fee amounting to $95,318, accrual for marketing services amounting to $28,500, accrual for rent amounting to $9,000 and other accruals for professional services).

8.	RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2016, $300,000 (December 31, 2015: $300,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. They were issued 10,000,000 shares to settle $100,000 of the amount owed. The amount is included in the related party balance as at December 31, 2016.

During the year ended December 31, 2016, the Company issued 500,000 shares of Series ‘A’ Preferred Stock each, to the two directors, as consideration for their services.

Advisory and consultancy fee includes $30,000 (December 31, 2015: $1,500,000) for Rubin Schindermann and Alexander Starr, who are shareholders in the Company. They were issued 1,000,000 shares (December 31, 2015: 3,000,000) for these services performed as of and for the year ended December 31, 2016. These were recorded at fair value.

Amounts payable to Rubin Schindermann and Alexander Starr as at December 31, 2016 were $285,000 and $229,697, respectively.

As disclosed in Note 12, the Company is party to a lease agreement dated October 1, 2015, with Hard Assets Capital Corp., which is a related entity by virtue of common directorship.

9.	SHAREHOLDER ADVANCES

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at December 31, 2016 and 2015 was $144,474 and $195,436, respectively. The amounts repaid during the years ended December 31, 2016 and 2015 were $174,595 and $nil, respectively.

10.	CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2016, the Company issued convertible promissory notes, details of which are as follows:

Convertible Redeemable note issued on October 18, 2016, amounting to $140,000 (Note H), representing commitment fee owed by the Company pursuant to Securities Purchase Agreement entered into by the Company dated October 18, 2016.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 80% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible Redeemable notes issued on October 18, 2016, amounting to $100,000 and $25,000 (Notes F and G).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 57.5% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on July 14, 2016 and September 15, 2016, amounting to $75,000 (Note D) and $30,000 (Note E), respectively.

The key terms/features of the convertible notes are as follows:

1.	The maturity dates of the notes were January 13, 2017 and March 14, 2017.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes B and C).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.
3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.
4.	Beneficial ownership is limited to 4.99%.
5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

Convertible Redeemable note issued on May 19, 2016, amounting to $75,000 (Note A).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is May 19, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Interest amounting to $49,336 was accrued for the year ended December 31, 2016.

Derivative liability

The Notes B and C amounting to $150,000 and Note A amounting to $75,000, issued on March 1, 2016 and May 19, 2016, respectively, matured on September 1, 2016 and November 19, 2016, respectively, thereby resulting in the conversion option becoming exercisable to the holders. On September 2, 2016, the holder of Note B amounting to $150,000, exercised their right to convert principal amount of $38,250 into shares of the Company. On December 14, 2016, the holder of Note A amounting to $75,000 exercised their right to convert principal amount of $5,231 into shares of the Company. The Company recorded and fair valued the derivative liability as follows:

	September 1	September 30	November 19	December 14	December 31
Initial valuation of derivative liability	$849,431		100,640
Derivate liability	849,431	482,339	582,979	584,670	475,372
Effect of conversion		(108,048)		10,692	-
Change in fair value		(259,044)		(268,046)	(377,344)

11.	STOCKHOLDERS’ DEFICIT

The Company’s authorized capital stock consists of 100,000,000 shares of common stock. At December 31, 2016, there were 35,644,874 shares of common stock issued and outstanding (at December 31, 2015: 20,650,000 shares of common stock issued and outstanding).

The Company has not declared any dividends in its fiscal year ended December 31, 2016 (December 31, 2015: $nil). Currently, the Company has no intention of paying cash dividends in the foreseeable future, but rather intends to use any future earnings for the development of its business in the foreseeable future.

Capitalization

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.0001, of which 35,644,874 shares are outstanding as of December 31, 2016 and 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 were designated as Series ‘A’ Preferred Stock during the year. This Series ‘A’ preferred stock carried voting rights equal to a multiple of 2X the number of shares of Common Stock issued and outstanding that are entitled to vote on any matter requiring shareholder approval.

During the year ended December 31, 2016, the Company issued 500,000 shares of Series ‘A’ Preferred Stock each, to the two directors, as consideration for their services.

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

On November 25, 2015, the Company filed a registration statement on Form S-8 for 10,000,000 shares of common stock to be issued as compensation to officers, directors, employees, advisers and consultants. In December 2015, the Company issued 3,750,000 shares of common stock under the registration statement, as compensation for advisory and consultancy services amounting to $1,838,801, which were recorded at fair value. All services had been performed as of December 31, 2015.

On March 17, 2016, the Company issued 65,000 shares of common stock at a price of $0.50 per share for an aggregate price of $32,500 in cash. Proceeds of $12,500 were received during the year ended December 31, 2015 and proceeds of $20,000 were received during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company issued 13,845,000 shares of common stock to individuals as consideration for advisory and consultancy services amounting to $1,387,640 which were recorded at fair value. All services have been performed as of December 31, 2016.

During the year ended December 31, 2016, the Company issued 1,500,000 and 584,874 shares of common stock to individuals on conversion of convertible promissory notes amounting to $38,250 and $5,231, respectively.

Shares to be issued represent 80,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at fair value of $52,000, based on the market price of the Company’s stock on the date of issue.

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

12.	LEASE AGREEMENT

The Company is party to a lease agreement dated October 1, 2015, with Hard Assets Capital Corp., for the lease of its office premises. The term of the lease was one year from the date of the agreement and provides for a base rent of $1,000 per month for the premises. This agreement was renewed on October 1, 2016 for one year.

13.	INCOME TAXES

Income taxes

The provision for income taxes is calculated at US corporate tax rate of approximately 35% (2015: 35%) as follows:

	2016	2015

Net loss for the year	$(2,344,668)	$(2,748,266)
Expected income tax recovery from net loss	820,634	961,893
Tax effect of expenses not deductible for income tax:
Fair value of shares issued for services	(485,674)	(678,580)
Change in valuation allowance	(334,960)	(283,313)
	-	-

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

Net deferred tax assets consist of the following components as of December 31:

	2016	2015
Deferred Tax Assets - Non-current:

Tax effect of NOL Carryover	$743,922	$408,962
Less valuation allowance	(743,922)	(408,962)
Deferred tax assets, net of valuation allowance	-	-

At December 31, 2016, the Company had net operating loss carryforwards of approximately $2,125,491 (2015: $1,168,462) that may be offset against future taxable income from the year by 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

14.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 31, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In January, February and March 2017, the Company issued an aggregate of 9,661,095 shares of common stock pursuant to conversion notices received from one of the holders of the convertible promissory notes.

In March 2017, the Company issued 1,857,000 shares of common stock pursuant to conversion notices received from one of the holders of the convertible promissory notes.

During February and March 2017, the Company issued 4,000,000 shares of common stock as consideration for consulting services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway  Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at December 31, 2016.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD

Rubin Schindermann	65	Chief Executive Officer, Chief Financial Officer and Director
Alexander Starr	65	President and Director

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

The purpose and function of the Advisory Board is to advise and make non-binding recommendations and provide guidance to the Board of Directors with respect to matters within the areas of expertise of the members of the Advisory Board. The Board of Directors has adopted an Advisory Board Charter (“Charter”) and each member of the Advisory Board has signed an Advisory Board Agreement. Under the Charter, Advisory Board members will receive compensation for their services in discretion of the Board of Directors. Such compensation may consist of stock option and/or stock grants. No cash compensation will be paid. As of the date of this report, the following common stock grants were issued to the members of the Advisory Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2017 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, and (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

Name and Address of Beneficial Owner	Position	Common shares beneficially owned		Percent of Common shares beneficially owned (1)

Rubin Schindermann Address: 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada	CEO, Director	14,000,000	(2)	27%

Alexander Starr Address: 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada	President, Director	14,000,000	(2)	27%

Total owned by officers and directors		28,000,000		54%

(1)	Based on 51,162,969 shares outstanding as of the date of this Report
(2)

Includes 2,000,000 shares held by Chess Supersite, Inc., a corporation organized under the laws of Ontario, Canada. Mr. Schindermann and Mr. Starr are executives and directors of the entity, and they may be deemed the beneficial owners of the shares held by such entity.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Schindermann and Mr. Starr, who are respectively the Chief Executive Officer and President of the Company, as well as directors, are also executives and directors of Chess Supersite, Inc. and were officers and directors of Chess Supersite, Inc. prior to the Acquisition. Mr. Schindermann was the Chief Executive Officer and Chief Financial Officer of Chess Supersite, Inc. from November 2011 to present. Mr. Starr was a founder and President of Chess Supersite, Inc. As of the date of this Report, Mr. Schindermann and Mr. Starr each own directly and beneficially 14,000,000 shares of the Company’s 44,742,369 outstanding shares of Common Stock.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We were billed $13,200 and $11,125 for years ended December 31, 2016 and 2015 respectively for professional services rendered for the audit of our financial statements.

Audit Related Fees

There was no other audit related fee for years ended December 31, 2016 and 2015.

Tax Fees

There was no Tax Fees for years ended December 31, 2016 and 2015.

All Other Fees

There was no other fees for years ended December 31, 2016 and 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Exhibits

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/2014
3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/2013
3(i)(a)	Amended Articles of Incorporation	8-K		05/13/2014
3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/2016
3.2	Bylaws	10-12G	3.2	09/13/2013
10.1*	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC
10.2*	Form of Convertible Promissory Note
10.3*	Form of Convertible Promissory Note
10.4*	Form of Convertible Promissory Note
10.5*	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC
10.6*	Form of Convertible Promissory Note
10.7**	Form of Convertible Promissory Note
10.8**	Non-Negotiable Promissory Note
10.9***	Securities Purchase Agreement
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Incorporated herein by reference to the Company’s 8-K report filed March 7, 2016
***	Incorporated herein by reference to the Company’s 8-K report filed May 20, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017	CHESS SUPERSITE CORPORATION

	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rubin Schindermann	Director	March 31, 2017
Rubin Schindermann

/s/ Alexander Starr	Director	March 31, 2017
Alexander Starr

