Form 10-Q
period 2017-03-31
Chess Supersite Corp
filed 2017-05-15
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

247,179,011 common stock outstanding as of May 12, 2017.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

CONDENSED FINANCIAL STATEMENTS

3

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	$	$

ASSETS
Current assets
Cash	17	16,262
Prepaid asset [Note 5]	140,000	140,000
	140,017	156,262

Long term assets
Intangible assets	134,171	137,611
Total long term assets	134,171	137,611
Total assets	274,188	293,873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	331,450	277,518
Payable to related parties [Note 3]	489,697	514,697
Shareholder advances [Note 4]	169,084	144,474
Convertible Promissory notes, net [Note 5]	708,393	701,519
Derivative liability [Note 5]	782,793	475,372
Total current liabilities	2,481,417	2,113,580

Total liabilities	2,481,417	2,113,580

Contingencies and commitments	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2017 (1,000,000 shares outstanding as of December 31, 2016) [Note 6]	100	100
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 93,561,615 common shares outstanding as of March 31, 2017 (35,644,874 common shares outstanding as of December 31, 2016) [Note 6]	9,357	3,565
Shares to be issued [Note 6]	52,000	52,000
Additional paid-in capital	3,732,893	3,576,559
Accumulated deficit	(6,001,579)	(5,451,931)
Total stockholders' deficit	(2,207,229)	(1,819,707)
Total liabilities and stockholders' deficit	274,188	293,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2017	March 31, 2016
	$	$

REVENUE	969	—

OPERATING EXPENSES

Advisory and consultancy fee	36,000	245,318
Management services fee to related parties [Note 3]	75,000	75,000
Legal and professional fees	32,366	18,780
Software development expense	30,400	21,000
Donation	—	45,000
Website development and marketing expenses	24,321	2,898
Rent and Utilities	4,855	3,502
Travel expenses	8,037	—
Depreciation expense	3,440
Office and general	18	4,367

Total operating expenses	214,437	415,865

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	307,421	—
Interest and bank charges	28,248	6,295
Exchange loss	511	5,862

Net loss before income taxes	(549,648)	(428,022)

Income taxes	—	—
Net loss	(549,648)	(428,022)

Loss per share, basic and diluted	(0.011)	(0.020)

Weighted average shares - basic and diluted	48,697,206	21,294,167

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2017	March 31, 2016
	$	$
OPERATING ACTIVITIES

Net loss for the period	(549,648)	(428,022)

Adjustment for non cash items

Change in fair value of derivative	307,421	—
Depreciation expense	3,440
Shares issued for advisory and other services	139,000	577,500

Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	28,932	(259,861)
Net cash used in operating activities	(70,855)	(110,383)

FINANCING ACTIVITIES

Repayment of shareholder advances	(5,802)	(7,015)
Shareholder advances	30,412	—
Proceeds from issuance of promissory notes	30,000	300,000
Proceeds from issuance of common stock	—	20,000
Net cash provided by financing activities	54,610	312,985

Net increase (decrease) in cash during the period	(16,245)	202,602
Cash, beginning of period	16,262	838
Cash, end of period	17	203,440

NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued on conversion of notes	26,126	—
Shares issued as consideration for acquisition of intangible	—	—
Cash paid for interest	—	—
Cash paid for taxes	—	—

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

On September 22, 2015, the Company was able to secure an OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated significant revenue since inception to date and has sustained operating losses during the three months ended March 31, 2017. The Company had working capital deficit of $2,341,400 and an accumulated deficit of $5,995,932 as of March 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2016.

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

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. The intangible assets with definite lives are being amortized over its estimated useful lives of 10 years using the straight-line method.

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

During the three months ended March 31, 2017, $75,000 (March 31, 2016: $75,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. The amount is included in the related party balance as at March 31, 2017.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at March 31, 2017 and December 31, 2016 was $169,084 and $144,474, respectively. The amounts repaid during the three months ended March 31, 2017 and 2016 were $5,802 and $7,015, respectively.

5.	Convertible Promissory Notes

During the three months ended March 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is November 5, 2017
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2016, the Company issued convertible promissory notes, details of which are as follows:

Convertible Redeemable note issued on October 18, 2016, amounting to $140,000 (Note H), representing commitment fee owed by the Company pursuant to Securities Purchase Agreement entered into by the Company dated October 18, 2016.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 80% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible Redeemable notes issued on October 18, 2016, amounting to $100,000 and $25,000 (Notes F and G).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 57.5% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on July 14, 2016 and September 15, 2016, amounting to $75,000 (Note D) and $30,000 (Note E), respectively.

The key terms/features of the convertible notes are as follows:

1.	The maturity dates of the notes were January 13, 2017 and March 14, 2017.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion request on the notes.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes B and C).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.
3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.
4.	Beneficial ownership is limited to 4.99%.
5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

Convertible Redeemable note issued on May 19, 2016, amounting to $75,000 (Note A).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is May 19, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	Derivative liability as at December 31, 2016	Conversions during Q1 2017	Initial Valuation during Q1 2017	Fair value adjustment on March 31	Derivative liability as at March 31, 2017
Note A	92,693	(25,963)	-	7,424	74,424
Note B and C	382,409	31,610	-	84,823	498,842
Note D and E	-	-	136,969	72,558	209,527
	475,372	5,647	136,969	164,805	782,793

6.	Stockholders’ Deficit

The Company’s authorized capital stock consists of 2,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. At March 31, 2017, there were 93,561,615 shares of common stock issued and outstanding (at December 31, 2016: 35,644,874 shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.0001, of which 93,561,615 shares are outstanding as at March 31, 2017. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at March 31, 2017.

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

During the quarter ended March 31, 2017, the Company issued 4,000,000 shares of common stock to individuals as consideration for advisory and consultancy services amounting to $36,000 which were recorded at fair value. All services have been performed as of March 31, 2017.

During the quarter ended March 31, 2017, the Company issued 12,059,741 and 1,857,000 shares of common stock to individuals on conversion of convertible promissory notes amounting to $20,741 and $5,385, respectively.

During the quarter ended March 31, 2017, the Company issued 20,000,000 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $50,000 each, which were recorded at fair value.

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

The Company’s management has evaluated subsequent events up to May 15, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Effective April 10, 2017, the Company filed an amended Certificate of Incorporation to increase its authorized common stock to 2,000,000,000 shares.

In April 2017, the Company issued 40,000,000 shares of common stock each, to Rubin Schindermann and Sasha Starr, as consideration for advisory and consultancy services, which were recorded at fair value.

In April 2017, the Company issued 4,000,000 shares of common stock as consideration for advisory and consultancy services, which were recorded at fair value.

In April and May 2017, the Company issued 69,617,396 shares of common stock to individuals on conversion of convertible promissory notes.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the three months ended March 31, 2017 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Overview

Chess Supersite Corporation ("Chess Supersite" or "the Company") was incorporated on July 2, 2013 under the laws of the state of Delaware to operate an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business and Plan of Operations

The Company operates an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources. We believe that chess players have two major needs: (i) to play against each other and (ii) to watch chess matches between to players including Grandmasters. To meet that need, we have developed “Chess Stars” as an interactive and educational website that allows chess players to play online, watch broadcasted chess tournaments, learn to play and improve their skills and to participate in our patent-pending “Choose Your Moves and Win” contests. Utilizing advanced two-tier architecture, “Chess Stars” can support virtually an unlimited range of content and services designed to attract viewers. With a model similar to that of TV poker, viewers are able to see an odds matrix for any position on the chess board. Percentage of success for each move is based on statistics, computer analysis and our proprietary value calculations. The viewing of chess games is particularly adaptable to the Internet to allow for real time or archival viewing while enjoying the comments, announcements and analyses of top chess experts. We anticipate we will be able to deliver high quality viewing and game-playing experiences featuring broadcasts of top worldwide games, education, interactivity, playing and other services and facilitate the emergence of chess as a mainstream sport.

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

Balance sheet – As at March 31, 2017 and December 31, 2016

Cash

At March 31, 2017 we had cash of $17 compared to $16,262 as at December 31, 2016. The decrease is due to payments of software development, consulting, professional and legal expenses during the period.

Prepaid asset

Prepaid asset amounting to $140,000 represents commitment fee owed by us to a certain investor in respect of a drawdown facility which is not yet active.

Intangible assets

Intangible assets represents the amount incurred by the Company related to the development of the online chess gaming website. During the quarter ended March 31, 2017, intangible assets amounting to $nil were capitalized as compared to $137,611 during the year ended December 31, 2016.

Accounts payable and accrued liabilities

At March 31, 2017 we had $331,450 of accounts payable and accrued liabilities as compared to $277,518 as at December 31, 2016. The balance primarily represents software development charges amounting to $247,306, interest on promissory notes amounting to $55,443, marketing services cost amounting to $13,650, rent amounting to $3,000, legal fee amounting to $5,000, accounting fee accrual of $2,500, and review fee accrual of $3,000.

Payable to related parties

At March 31, 2017 we had $489,697 of amount payable to related parties as compared to $514,697 as at December 31, 2016. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

At March 31, 2017 we had $169,084 of shareholder advances as compared to $144,474 as at December 31, 2016. The balance represents Company expenses personally paid by shareholders.

Convertible promissory notes payable

In January 2016, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $33,000. The outstanding amount under the note is due on or before November 5, 2017. We accrued interest on these notes during the three months ended March 31, 2017 amounting to $28,031.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months March 31, 2017 and 2016:

Revenue

Revenue of $969 represents membership fee for the Company’s chess gaming website.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three months ended March 31, 2017 compared to 2016 is due to the company’s limited operations in the comparative period. During the period, we also hired several independent consultants to provide us services with respect to our chess gaming website.

Expenses for the three months ended March 31, 2017 primarily represented Advisory and consultancy fee amounting to $36,000, salary for two employees amounting in total to $75,000, legal and professional charges of $32,366 comprising audit, accounting and Edgar agent fee, software development expense of $30,400, website development and marketing expense amounting to $24,321 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $4,855, depreciation expense of $3,440, office and general expenses amounting to $18.

Other expenses comprised, change in fair value of derivative liability amounting to $307,421 and interest and bank charges amounting to $28,248.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At March 31, 2017, we had a working capital deficit of $2,341,400. We are actively seeking various financing operations to meet the working capital requirements.

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

Other critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2016.

Subsequent Events

In April 2017, we issued 40,000,000 shares of preferred stock each, to Rubin Schindermann and Sasha Starr, as consideration for advisory and consultancy services, which were recorded at fair value.

In April 2017, we issued 8,000,000 shares of common stock to individuals on conversion of convertible promissory notes amounting to $13,600.

Description of Property

Our principal executive office is located at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2017, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company issued its Convertible Promissory Note (“Note”) in the principal amount of $33,000.00. The Note is convertible at the option of the Note holder at any time beginning 180 days from January 31, 2017 at a conversion price equal to 58% of market price of the Company’s Common Stock as quoted by OTC Markets Group. The market price of the Company’s Common Stock means the average of the lowest three trading prices for the 15 trading days prior to conversion.

On February 2, 2017, the Company approved the issuance of 1,857,000 shares of Common Stock upon the exercise of conversion rights by the holder of a convertible promissory note issued by the Company in March 2016.

On February 2, 2017, Company approved the issuance of 400,000 shares of Common Stock to a consultant as compensation under the terms of a Business Consulting Agreement dated May 1, 2016.

On February 28, 2017, the Company approved the issuance of 2,000,000 shares of Common Stock to a consultant as compensation under the terms of a Business Consulting Agreement dated January 19, 2017.

On March 23, 2017, the approved the issuance of 20,000,000 shares to each of Rubin Schindermann and Alexander Starr at a price of $0.0025 per share in payment of $50,000.00 of unpaid compensation owed to each of them.

The foregoing securties were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transaction not involving a public offering and/or in reliance upon Regulation S adopted pursuant to the Securities Act of 1933, as amended, for offers and sales made outside the United States.

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

CHESS SUPERSITE CORPORATION

Dated: May 15, 2017	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

