Form 10-Q
period 2017-06-30
Chess Supersite Corp
filed 2017-08-14
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

758,713,288 common stock outstanding as of August 14, 2017.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

CONDENSED FINANCIAL STATEMENTS

3

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2017	2016
	$	$

ASSETS
Current assets
Cash	258	16,262
Accounts Receivable	13,882	—
Prepaid asset [Note 5]	140,000	140,000
	154,140	156,262

Long term assets
Intangible assets	130,817	137,611
Total long term assets	130,817	137,611
Total assets	284,957	293,873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	85,704	277,518
Payable to related parties [Note 3]	353,697	514,697
Shareholder advances [Note 4]	219,186	144,474
Convertible Promissory notes, net [Note 5]	590,215	701,519
Derivative liability [Note 5]	672,066	475,372
Total current liabilities	1,920,868	2,113,580

Total liabilities	1,920,868	2,113,580

Contingencies and commitments	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at June 30, 2017 (1,000,000 shares outstanding as at December 31, 2016) [Note 6]	100	100
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 408,020,109 common shares outstanding as at June 30, 2017 (35,644,874 common shares outstanding as at December 31, 2016) [Note 6]	40,803	3,565
Shares to be issued [Note 6]	73,000	52,000
Additional paid-in capital	4,308,720	3,576,559
Accumulated deficit	(6,058,534)	(5,451,931)
Total stockholders' deficit	(1,635,911)	(1,819,707)
Total liabilities and stockholders' deficit	284,957	293,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 1

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$	$	$	$

REVENUE	14,186	4,500	15,155	4,500

OPERATING EXPENSES

Advisory and consultancy fee	—	7,773	36,000	253,091
Management services fee to related parties [Note 3]	75,000	75,000	150,000	150,000
Legal and professional fees	24,035	33,404	56,401	52,184
Software development expense	22,487	103,990	52,887	124,990
Donation	—	—	—	45,000
Website development and marketing expenses	36,683	38,769	61,004	41,667
Rent and Utilities	5,022	4,028	9,877	7,530
Travel expenses	1,846	—	9,883	—
Amortization on intangibles	3,354	—	6,794	—
Office and general	185	6,770	203	11,137
Total operating expenses	168,612	269,734	383,049	685,599

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	99,017	—	406,438	—
Net gain on settlement of liability	(226,306)		(226,306)
Interest and bank charges	29,679	19,016	57,927	25,311
Exchange loss	139	2,564	650	8,426
Net loss before income taxes	(56,955)	(286,814)	(606,603)	(714,836)

Income taxes	—	—	—	—
Net loss	(56,955)	(286,814)	(606,603)	(714,836)

Loss per share, basic and diluted	(0.0002)	(0.010)	(0.004)	(0.030)

Weighted average shares - basic and diluted	266,459,278	21,870,000	158,333,044	21,583,674

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 2

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2017	June 30, 2016
	$	$
OPERATING ACTIVITIES

Net loss for the period	(606,603)	(714,836)

Adjustment for non-cash items

Net gain on settlement of liability	(226,306)	—
Change in fair value of derivative	406,438	—
Amortization expense	6,794
Shares issued/to be issued for advisory and other services	352,002	577,500

Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	(62,159)	(116,751)
Change in accounts receivable	(13,882)	—
Net cash used in operating activities	(143,716)	(254,087)

FINANCING ACTIVITIES

Repayment of shareholder advances	(5,802)	(115,055)
Shareholder advances	80,514	58,717
Proceeds from issuance of promissory notes	53,000	375,000
Proceeds from issuance of common stock	—	20,000
Net cash provided by financing activities	127,712	338,662

Net increase (decrease) in cash during the period	(16,004)	84,575
Cash, beginning of period	16,262	838
Cash, end of period	258	85,413

NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued as consideration for acquisition of intangible	—	—

Cash paid for interest	—	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 3

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

On September 22, 2015, the Company was able to secure an OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated significant revenue since inception to date and has sustained operating losses during the six months ended June 30, 2017. The Company had working capital deficit of $1,766,728 and an accumulated deficit of $6,058,534 as of June 30, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

F- 4

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

F- 5

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.	Related Party Transactions and Balances

During the six months ended June 30, 2017, $150,000 (June 30, 2016: $150,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. The amount is included in the related party balance as at June 30, 2017.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at June 30, 2017 and December 31, 2016 was $219,186 and $144,474, respectively. The amounts repaid during the six months ended June 30, 2017 and 2016 were $5,802 and $115,055, respectively.

5.	Convertible Promissory Notes

During the six months ended June 30, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on May 5, 2017 amounting to $23,000 (Note J).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is February 20, 2018
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is November 5, 2017
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2016, the Company issued convertible promissory notes, details of which are as follows:

Convertible Redeemable note issued on October 18, 2016, amounting to $140,000 (Note H), representing commitment fee owed by the Company pursuant to Securities Purchase Agreement entered into by the Company dated October 18, 2016. The commitment fee is considered a prepaid asset (see further Note 9 for subsequent events).

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

F- 6

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible promissory note issued on September 15, 2016, amounting to $30,000 (Note E).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is September 15, 2017.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 55% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion. If lowest closing bid price is equal to or less than $0.01, then the conversion price will be 45% of the bid price.
4.	The Company is obligated to accept all conversion requests on the note after 6 months from the issue date.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on May 13, 2016, amounting to $75,000 (Note D).

The key terms/features of the convertible note are as follows:

1.	The maturity dates of the note was May 13, 2017.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion request on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes B and C).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.
3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.
4.	Beneficial ownership is limited to 4.99%.
5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

Convertible Redeemable note issued on May 19, 2016, amounting to $75,000 (Note A).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is May 19, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

F- 7

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

	Derivative liability as at December 31, 2016	Conversions during the period	Fair value adjustment	Derivative liability as at June 30, 2017
Note A	92,963	(100,471)	9,281	1,773
Note B and C	382,409	(39,349)	173,904	516,964
Note D and E	-	(64,277)	152,265	87,988
Note F		-	54,010	54,010
Note G	-	-	11,331	11,331
	475,372	(204,097)	400,791	672,066

6.	Stockholders’ Deficit

The Company’s authorized capital stock consists of 2,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. At June 30, 2017, there were 408,020,109 shares of common stock issued and outstanding (at December 31, 2016: 35,644,874 shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.0001, of which 408,020,109 shares are outstanding as at June 30, 2017. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at June 30, 2017.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

F- 8

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

During the quarter ended March 31, 2017, the Company issued 13,916,741 shares of common stock to individuals on conversion of convertible promissory notes amounting to $26,126, respectively.

During the quarter ended March 31, 2017, the Company issued 20,000,000 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $50,000 each, which were recorded at fair value.

During the quarter ended June 30, 2017, the Company issued 234,458,494 shares of common stock to individuals on conversion of convertible promissory notes amounting to $181,530.

During the quarter ended June 30, 2017, the Company issued 40,000,000 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $108,000 each, which were recorded at fair value.

Shares to be issued include the following:

80,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at fair value of $52,000, based on the market price of the Company’s stock on the date of issue.

35,000,000 shares to be issued as settlement of amount due for website development services amounting to $247,306. The fair value of the shares on the date of settlement was $21,000, resulting in gain on settlement amounting to $226,306.

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

8.	Contingencies and commitments

The Company is party to a website and software development services agreement under which the Company is to arrange weekly payments amounting to $1,250 as consideration for such services, which are indefinite.

9.	Subsequent Events

The Company’s management has evaluated subsequent events up to August 14, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Effective July 3, 2017, the Company filed an amended Certificate of Incorporation in Delaware to increase its authorized common stock to 20,000,000,000 shares. The Company’s authorized preferred stock remained at 20,000,000 shares.

In July and August 2017, the Company issued 350,693,179 shares of common stock on conversion of convertible promissory notes.

On October 18, 2016, the Company issued a Convertible Promissory Note (“Note”) in the amount of $140,000 to Blackbridge Capital Growth Fund, LLC (“Blackbridge”) in payment of the commitment fee owing by the Company to Blackbridge under the equity line of credit established pursuant to a Stock Purchase Agreement dated October 18, 2016. On August 7, 2017, the Company informed Blackbridge in writing that the Company does not consider the Note a valid obligation of the Company because the Company was required by the U.S. Securities and Exchange Commission to withdraw the Company’s registration statement covering the resale of shares purchased by Blackbridge pursuant to the Company’s draw down requests. The Company considers the Stock Purchase Agreement and the Note null and void and is evaluating the situation based on the facts.

F- 9

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the six months ended June 30, 2017 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Balance sheet – As at June 30, 2017 and December 31, 2016

Cash

At June 30, 2017 we had cash of $258 compared to $16,262 as at December 31, 2016. The decrease is due to payments of software development, consulting, professional and legal expenses during the period.

Prepaid asset

Prepaid asset amounting to $140,000 represents commitment fee owed by us to a certain investor in respect of a drawdown facility which is not yet active.

Intangible assets

Intangible assets represents the amount incurred by the Company related to the development of the online chess gaming website. During the quarter ended June 30, 2017, intangible assets amounting to $nil were capitalized as compared to $137,611 during the year ended December 31, 2016.

Accounts payable and accrued liabilities

At June 30, 2017 we had $85,704 of accounts payable and accrued liabilities as compared to $277,518 as at December 31, 2016. The balance primarily represents interest on promissory notes amounting to $44,415, marketing services cost amounting to $13,650, accounting fee accrual of $2,500, and review fee accrual of $9,880.

Payable to related parties

At June 30, 2017 we had $353,697 of amount payable to related parties as compared to $514,697 as at December 31, 2016. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

At June 30, 2017 we had $219,186 of shareholder advances as compared to $144,474 as at December 31, 2016. The balance represents Company expenses personally paid by shareholders.

Convertible promissory notes payable

In January 2016, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $33,000. The outstanding amount under the note is due on or before November 5, 2017. In May 2017, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $23,000. The outstanding amount under the note is due on or before February 20, 2018. We accrued net interest on promissory notes during the three months ended June 30, 2017 amounting to $29,325.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months June 30, 2017 and 2016:

Revenue

Revenue of $14,186 represents membership fee for the Company’s chess gaming website, and cash sales from hosting a chess tournament in association with Florida Chess Club.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the three months ended June 30, 2017 compared to 2016 is due to lower advisory and consultancy fee during the period. This was due to the fact that the work on the website was significantly complete and did not require many services during the 2017 period.

Expenses for the six months ended June 30, 2017 primarily represented salary for two employees amounting in total to $75,000, legal and professional charges of $24,035 comprising audit, accounting and Edgar agent fee, software development expense of $22,487, website development and marketing expense amounting to $36,683 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $5,022, amortization expense of $3,354, office and general expenses amounting to $185.

Other income and expenses comprised, change in fair value of derivative liability amounting to $99,017, net gain on settlement of an account payable amounting to $226,306 and interest and bank charges amounting to $29,679.

Statement of Operations – For the six months June 30, 2017 and 2016:

Revenue

Revenue of $14,186 represents membership fee for the Company’s chess gaming website, and cash sales from hosting a chess tournament in association with Florida Chess Club.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the six months ended June 30, 2017 compared to 2016 is due to lower advisory and consultancy fee during the period. This was due to the fact that the work on the website was significantly complete and did not require many services during the 2017 period.

Expenses for the six months ended June 30, 2017 primarily represented Advisory and consultancy fee amounting to $36,000, salary for two employees amounting in total to $150,000, legal and professional charges of $56,401 comprising audit, accounting and Edgar agent fee, software development expense of $52,887, website development and marketing expense amounting to $61,004 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $9,877, amortization expense of $6,794, office and general expenses amounting to $203.

Other income and expenses comprised, change in fair value of derivative liability amounting to $406,438, net gain on settlement of an account payable amounting to $226,306 and interest and bank charges amounting to $57,927.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2017, we had a working capital deficit of $1,766,728. We are actively seeking various financing operations to meet the working capital requirements.

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

Subsequent Events

Effective July 3, 2017, we filed an amended Certificate of Incorporation in Delaware to increase our authorized common stock to 20,000,000,000 shares. The Company’s authorized preferred stock remained at 20,000,000 shares.

On October 18, 2016, we issued our Convertible Promissory Note (“Note”) in the amount of $140,000 to Blackbridge Capital Growth Fund, LLC (“Blackbridge”) in payment of the commitment fee owing by the Company to Blackbridge under the equity line of credit established pursuant to a Stock Purchase Agreement dated October 18, 2016. On August 7, 2017, the Company informed Blackbridge in writing that the Company does not consider the Note a valid obligation of the Company because the Company was required by the U.S. Securities and Exchange Commission to withdraw the Company’s registration statement covering the resale of shares purchased by Blackbridge pursuant to the Company’s draw down requests. As a result, the Company considers the Stock Purchase Agreement and the Note null and void and unenforceable by either party.

Description of Property

Our principal executive office is located at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2017, the Company issued 40,000,000 shares of common stock to Rubin Schindermann and 40,000,000 shares of common stock to Alexander Starr at a price per share of $0.0027 in consideration of unpaid executive compensation totaling $216,000.

On April 20, 2017, the Company issued an aggregate of 23,612,353 shares of common stock to three persons upon the exercise of conversion rights on outstanding convertible promissory notes. The shares were issued at a price per share of $0.0017.

On May 5, 2017, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company issued its Convertible Promissory Note (“Note”) in the principal amount of $23,000.00. The Note is convertible at the option of the Note holder at any time beginning 180 days from May 5, 2017 at a conversion price equal to 58% of market price of the Company’s Common Stock as quoted by OTC Markets Group. The market price of the Company’s Common Stock means the average of the lowest three trading prices for the 15 trading days prior to conversion.

On June 19, 2017, the Company issued an aggregate of 17,065,000 shares of common stock to two persons upon the exercise of conversion rights on outstanding convertible promissory notes. The shares were issued at a price per share of $0.0002.

On June 20, 2017, the Company issued 17,500,000 shares of common stock to one person upon the exercise of conversion rights on an outstanding convertible promissory note. The shares were issued at a price per share of $$0.0002.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and/or in reliance upon Regulation S adopted pursuant to the Securities Act of 1933, as amended, for offers and sales made outside the United States.

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

CHESS SUPERSITE CORPORATION

Dated: August 14, 2017	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

