Form 10-Q
period 2017-09-30
Chess Supersite Corp
filed 2017-11-03
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

3,883,647,339 (3,883,648 – post reverse split) common stock outstanding as of November 3, 2017.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

CONDENSED FINANCIAL STATEMENTS

3

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2017	2016
	$	$

ASSETS
Current assets
Cash	302	16,262
Accounts Receivable	13,882	—
Prepaid asset [Note 5]	-	140,000
	14,184	156,262

Long term assets
Intangible assets - net	127,546	137,611
Total long term assets	127,546	137,611
Total assets	141,730	293,873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	111,001	277,518
Payable to related parties [Note 3]	148,697	514,697
Shareholder advances [Note 4]	280,907	144,474
Convertible Promissory notes, net [Note 5]	546,096	701,519
Derivative liability [Note 5]	808,830	475,372
Total current liabilities	1,895,531	2,113,580

Total liabilities	1,895,531	2,113,580

Contingencies and commitments	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at September 30, 2017 (1,000,000 shares outstanding as at December 31, 2016) [Note 6]	100	100
Common stock, $0.0001 par value, 20,000,000,000 shares authorized, 3,883,647,339 (3,883,648 – post reverse split) common shares outstanding as at September 30, 2017 (35,644,874 (35,645 – post reverse split) common shares outstanding as at December 31, 2016) [Note 6]	388	4
Shares to be issued [Note 6]	73,000	52,000
Additional paid-in capital	4,680,864	3,580,120
Accumulated deficit	(6,508,153)	(5,451,931)
Total stockholders' deficit	(1,753,801)	(1,819,707)
Total liabilities and stockholders' deficit	141,730	293,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$	$	$	$

REVENUE	188	519	15,343	5,019

OPERATING EXPENSES

Commitment fee [Note 5]	140,000	—	140,000	—
Advisory and consultancy fee	—	712,900	36,000	978,991
Management services fee to related parties [Note 3]	75,000	75,000	225,000	225,000
Legal and professional fees	34,706	26,696	91,107	78,880
Software development expense	17,359	10,000	70,246	134,990
Donation	—	—	—	45,000
Website development and marketing expenses	13,691	35,649	74,695	77,316
Rent and Utilities	5,152	5,733	15,029	13,263
Travel expenses	1,990	—	11,873	18,000
Amortization on intangibles	3,271	—	10,065	—
Office and general	199	19,924	402	13,061
Total operating expenses	291,368	885,902	674,417	1,584,501

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	136,764	590,387	543,202	590,387
Net (gain) loss on settlement of liability	-	34,290	(226,306)	34,290
Interest and bank charges	22,593	25,167	80,520	45,314
Exchange (gain) loss	(918)	414	(268)	1,004
Net loss before income taxes	(449,619)	(1,535,641)	(1,056,222)	(2,250,477)

Income taxes	—	—	—	—
Net loss	(449,619)	(1,535,641)	(1,056,222)	(2,250,477)

Loss per share, basic and diluted	(0.291)	(49.825)	(1.695)	(91.245)

Weighted average shares - basic and diluted	1,544,411	30,821	623,314	24,664

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	nine months ended	nine months ended
	September 30, 2017	September 30, 2016
	$	$
OPERATING ACTIVITIES

Net loss for the period	(1,056,222)	(2,250,477)

Adjustment for non-cash items

Net (gain) loss on settlement of liability	(226,306)	34,920
Change in fair value of derivative	543,202	590,387
Amortization expense	10.065	—
Shares issued/to be issued for advisory and other services	646,612	1,390,400

Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	(248,862)	(177,717)
Change in accounts receivable	(13,882)	(519)
Change in prepaid asset	140,000	—
Net cash used in operating activities	(205,393)	(413,006)

FINANCING ACTIVITIES

Repayment of shareholder advances	(5,802)	(167,043)
Shareholder advances	142,235	102,633
Proceeds from issuance of promissory notes	53,000	480,000
Proceeds from issuance of common stock	—	20,000
Net cash provided by financing activities	189,433	435,590

Net increase (decrease) in cash during the period	(15,960)	22,584
Cash, beginning of period	16,262	838
Cash, end of period	302	23,422

NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued on conversion of debt	254,384	43,481
Shares issued as consideration for acquisition of intangible	—	—

Cash paid for interest	—	36,000
Cash paid for taxes	—	—

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

On September 22, 2015, the Company was able to secure an OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated significant revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2017. The Company had working capital deficit of $1,881,347 and an accumulated deficit of $6,508,153 as of September 30, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The unaudited condensed interim financial statements have been prepared assuming that the Company will continue as a going concern up-to at least 12 months from the balance sheet date; however, the above condition raises substantial doubt about the Company's ability to do so. The condensed unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

During the nine months ended September 30, 2017, $225,000 (September 30, 2016: $225,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders and officers in the Company. The amount is included in the related party balance as at September 30, 2017.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at September 30, 2017 and December 31, 2016 was $280,907 and $144,474, respectively. The amounts repaid during the nine months ended September 30, 2017 and 2016 were $nil and $167,043, respectively.

5.	Convertible Promissory Notes

During the nine months ended September 30, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on May 5, 2017 amounting to $23,000 (Note J).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is February 20, 2018
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is November 5, 2017
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2016, the Company issued convertible promissory notes, details of which are as follows:

Convertible Redeemable note issued on October 18, 2016, amounting to $140,000 (Note H), representing commitment fee owed by the Company pursuant to Securities Purchase Agreement entered into by the Company dated October 18, 2016. The commitment fee was considered a prepaid asset. During the three months ended September 30, 2017, the pending S1 registration statement was withdrawn, removing the benefit associated with the prepaid asset. The amount was therefore written off as commitment fee in the statement of operations.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 80% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible Redeemable notes issued on October 18, 2016, amounting to $100,000 and $25,000 (Notes F and G).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 57.5% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible promissory note issued on September 15, 2016, amounting to $30,000 (Note E).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is September 15, 2017.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 55% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion. If lowest closing bid price is equal to or less than $0.01, then the conversion price will be 45% of the bid price.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on May 13, 2016, amounting to $75,000 (Note D).

The key terms/features of the convertible note are as follows:

1.	The maturity dates of the note was May 13, 2017.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes B and C).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.
3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.
4.	Beneficial ownership is limited to 4.99%.
5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

Convertible Redeemable note issued on May 19, 2016, amounting to $75,000 (Note A).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is May 19, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative liability

During the three and nine months ended September 30, 2017, holders of convertible promissory notes converted principal and interest amounting to $46,729 and $254,384, respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2016	Conversions during the period	Fair value adjustment	Derivative liability as at September 30, 2017
Note A	92,963	(100,471)	7,508	-
Note B and C	382,409	(44,996)	122,625	460,038
Note D and E	-	(64,277)	126,972	62,695
Note F	-	-	78,094	78,094
Note G	-	-	20,157	20,157
Note H	-	-	164,915	164,915
Note I	-	-	22,931	22,931
	475,372	(209,744)	543,202	808,830

6.	Stockholders’ Deficit

On July 3, 2017, the Company filed an amended Certificate of Incorporation in Delaware to increase its authorized common stock to 20,000,000,000 shares. The Company’s authorized preferred stock remained at 20,000,000 shares. 1,000,000 shares of Preferred Stock having a par value of $0.0001 per share shall be designated as Series A Preferred Stock (“Series A Stock”). Dividends shall be declared and set aside for any shares of Series A Stock in the same manner and amount as for the Common Stock. Series A Stock, as a class, shall have voting rights equal to a multiple of 2X the number of shares of Common Stock issued and outstanding that are entitled to vote on any matter requiring shareholder approval.

The Company, as authorized by its Board of Directors and stockholders, has approved a Reverse Split whereby record owners of the Company’s Common Stock as of the Effective Date, shall, after the Effective Date, own one share of Common Stock for every one thousand (1,000) held as of the Effective Date. As a result, an aggregate of $387,978 was reclassified from common stock to additional paid in capital, see further Note 9. The Effective Date of this amendment was November 1, 2017.

The Company’s authorized capital stock consists of 20,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. At September 30, 2017, there were 3,883,647,339 (3,883,648 – post reverse split) shares of common stock issued and outstanding (at December 31, 2016: 35,644,874 (35,645 – post reverse split) shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 20,000,000,000 shares of common stock, par value $0.0001, of which 3,883,647,339 (3,883,648 – post reverse split) shares are outstanding as at September 30, 2017. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at September 30, 2017.

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

During the quarter ended March 31, 2017, the Company issued 4,000,000 (4,000 – post reverse split) shares of common stock to individuals as consideration for advisory and consultancy services amounting to $36,000 which were recorded at fair value.

During the quarter ended March 31, 2017, the Company issued 13,916,741 (13,917 – post reverse split) shares of common stock to individuals on conversion of convertible promissory notes amounting to $26,126, respectively.

During the quarter ended March 31, 2017, the Company issued 20,000,000 (20,000 – post reverse split) shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $50,000 each, which were recorded at fair value.

During the quarter ended June 30, 2017, the Company issued 234,458,494 (234,458 – post reverse split) shares of common stock to individuals on conversion of convertible promissory notes amounting to $181,530.

During the quarter ended June 30, 2017, the Company issued 40,000,000 (40,000 – post reverse split) shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $108,000 each, which were recorded at fair value.

During the quarter ended September 30, 2017, the Company issued 675,627,230 (675,627 – post reverse split) shares of common stock to individuals on conversion of convertible promissory notes amounting to $51,729. Of these shares, the Company issued 533,348,384 shares at $30,779 and as a result of the contractual conversion price adjustments, these shares were issued below par value, with the offsetting balance recorded as a reduction in additional paid-in capital in the amount of $22,556 during the three months ended September 30, 2017.

During the quarter ended September 30, 2017, the Company issued 1,400,000,000 (1,400,000 – post reverse split) shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $140,000 each, which were recorded at fair value.

Shares to be issued include the following:

80,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at fair value of $52,000, based on the market price of the Company’s stock on the date of issue.

35,000,000 shares (35,000 – post reverse split) to be issued as settlement of amount due for website development services amounting to $247,306. The fair value of the shares on the date of settlement was $21,000, resulting in gain on settlement amounting to $226,306.

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

As at September 30, 2017, holders of convertible promissory notes may be issued 6,149,850,000 (6,149,850 – post reverse split) shares assuming a conversion price equal to the current market price of $0.0001 per share.

8.	Contingencies and commitments

The Company is party to a website and software development services agreement under which the Company is to arrange weekly payments amounting to $1,250 as consideration for such services, which are indefinite.

9.	Subsequent Events

The Company’s management has evaluated subsequent events up to November 3, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

The Company, as authorized by its Board of Directors and stockholders, has approved a Reverse Split whereby record owners of the Company’s Common Stock as of the Effective Date, shall, after the Effective Date, own one share of Common Stock for every one thousand (1,000) held as of the Effective Date. The Effective Date of this amendment was November 1, 2017 and is retrospectively reflected in these financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the nine months ended September 30, 2017 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

The Company issued 1,000,000 (1,000 – post reverse split) shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 66.7% of the total outstanding 1,500,000 (1,500 – post reverse split) shares of common stock as follows:

500,000 (500 – post reverse split)	Rubin Schinderman
500,000 (500 – post reverse split)	Alexander Starr

With the issuance of the 1,000,000 (1,000 – post reverse split) shares of stock and the redemption of 20,000,000 (20,000 – post reverse split) shares of stock, the Company effected a change in its control and the shareholder(s) elected new management of the Company. The Company changed its name as part of the change in control.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business and Plan of Operations

The Company operates an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources. We believe that chess players have two major needs: (i) to play against each other and (ii) to watch chess matches between two players including Grandmasters. To meet that need, we have developed “Chess Stars” as an interactive and educational website that allows chess players to play online, watch broadcasted chess tournaments, learn to play and improve their skills and to participate in our patent-pending “Choose Your Moves and Win” contests. Utilizing advanced two-tier architecture, “Chess Stars” can support virtually an unlimited range of content and services designed to attract viewers. With a model similar to that of TV poker, viewers are able to see an odds matrix for any position on the chess board. Percentage of success for each move is based on statistics, computer analysis and our proprietary value calculations. The viewing of chess games is particularly adaptable to the Internet to allow for real time or archival viewing while enjoying the comments, announcements and analyses of top chess experts. We anticipate we will be able to deliver high quality viewing and game-playing experiences featuring broadcasts of top worldwide games, education, interactivity, playing and other services and facilitate the emergence of chess as a mainstream sport.

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

We have spent approximately $554k on software development and have issued shares fair valued at approximately $1.9mn to consultants and advisors. These expenses have been partially capitalized as Intangible Assets and the remaining part has been reported by us on the statement of operations as website development, software development and advisory and consulting expenses, and represent a major value to the Company and its investors.

The Company, acquired certain assets (the “Acquisition”) of Chess Supersite, Inc., a corporation existing under the laws of Ontario, Canada. The Acquisition was consummated pursuant to the terms of the Asset Purchase Agreement (the “Agreement”) dated July 23, 2014 and in exchange for the issuance of 5,000,000 (5,000 – post reverse split) shares of common stock to Chess Supersite, Inc. The purpose of the Acquisition was to develop the Company’s business and build substantive operations from this initial base of assets, as well as to facilitate and prepare the Company for a registration statement and/or public offering of securities. On December 11, 2014 the Company filed a form 8-K, changing the status of the company from shell to operating.

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

On July 6, 2015, the Company filed its form S-1/A, to amend its form S-1 previously filed on January 26, 2015 and December 11, 2014. This prospectus relates to the offer and sale of 1,500,000 (1,500 – post reverse split) shares of common stock (the “Shares”) of Chess Supersite Corporation. (the “Company”), $0.0001 par value per share, offered by the holders thereof (the “Selling Shareholder Shares”), who are deemed to be statutory underwriters. The selling shareholders will sell the shares offered herein at the fixed price of $0.50 per share for the duration of the offering.

The maximum number of Shares that can be sold pursuant to the terms of this offering by the selling shareholders is (in aggregate) 1,500,000 (1,500 – post reverse split) Shares. Funds received by the selling shareholders will be immediately available to such selling shareholders for use by them. The Company will not receive any proceeds from the sale of the Selling Shareholder Shares.

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

Balance sheet – As at September 30, 2017 and December 31, 2016

Cash

At September 30, 2017 we had cash of $302 compared to $16,262 as at December 31, 2016. The decrease is due to payments of software development, consulting, professional and legal expenses during the period.

Prepaid asset

Prepaid asset amounting to $140,000 represented commitment fee owed by us to a certain investor in respect of a drawdown facility which is not yet active. The asset was written off in the statement of operations during the three months ended September 30, 2017 because the benefit associated in form of the equity line of credit no longer exists.

Intangible assets

Intangible assets represents the amount incurred by the Company related to the development of the online chess gaming website. During the quarter ended September 30, 2017, intangible assets amounting to $nil were capitalized as compared to $137,611 during the year ended December 31, 2016.

Accounts payable and accrued liabilities

At September 30, 2017 we had $111,001 of accounts payable and accrued liabilities as compared to $277,518 as at December 31, 2016. The balance primarily represents interest on promissory notes amounting to $64,211, advertising and promotion services amounting to $14,214, marketing services cost amounting to $13,650, accounting fee accrual of $2,500, and review fee accrual of $3,000.

Payable to related parties

At September 30, 2017 we had $148,697 of amount payable to related parties as compared to $514,697 as at December 31, 2016. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

At September 30, 2017 we had $280,907 of shareholder advances as compared to $144,474 as at December 31, 2016. The balance represents Company expenses personally paid by shareholders.

Convertible promissory notes payable

In January 2016, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $33,000. The outstanding amount under the note is due on or before November 5, 2017. In May 2017, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $23,000. The outstanding amount under the note is due on or before February 20, 2018. We accrued net interest on promissory notes during the three and nine months ended September 30, 2017 amounting to $22,406 and $79,762, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months September 30, 2017 and 2016:

Revenue

Revenue of $188 represents membership fee for the Company’s chess gaming website, and cash sales from hosting a chess tournament in association with Florida Chess Club.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the three months ended September 30, 2017 compared to 2016 is due to lower advisory and consultancy fee during the period. This was due to the fact that the work on the website was significantly complete and did not require many services during the 2017 period.

Expenses for the three months ended September 30, 2017 primarily represented commitment fee amounting to $140,000, salary for two employees amounting in total to $75,000, legal and professional charges of $34,706 comprising audit, accounting and Edgar agent fee, software development expense of $17,359, website development and marketing expense amounting to $13,691 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $5,152, travel expenses amounting to $1,990, amortization expense of $3,271, office and general expenses amounting to $199.

Other income and expenses comprised, change in fair value of derivative liability amounting to $136,764, net gain on settlement of an account payable amounting to $nil and interest and bank charges amounting to $22,593.

Statement of Operations – For the nine months September 30, 2017 and 2016:

Revenue

Revenue of $15,343 represents membership fee for the Company’s chess gaming website, and cash sales from hosting a chess tournament in association with Florida Chess Club.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the nine months ended September 30, 2017 compared to 2016 is due to lower advisory and consultancy fee during the period. This was due to the fact that the work on the website was significantly complete and did not require many services during the 2017 period.

Expenses for the nine months ended September 30, 2017 primarily represented commitment fee amounting to $140,000, Advisory and consultancy fee amounting to $36,000, salary for two employees amounting in total to $225,000, legal and professional charges of $91,107 comprising audit, accounting and Edgar agent fee, software development expense of $70,246, website development and marketing expense amounting to $74,695 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $15,029, travel expenses amounting to $11,873, amortization expense of $10,065, office and general expenses amounting to $402.

Other income and expenses comprised, change in fair value of derivative liability amounting to $543,202, net gain on settlement of an account payable amounting to $226,306 and interest and bank charges amounting to $80,520.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2017, we had a working capital deficit of $1,881,347. We are actively seeking various financing operations to meet the working capital requirements.

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

Subsequent Events

Our Board of Directors and stockholders have approved a Reverse Split whereby record owners of the Company’s Common Stock as of the Effective Date, shall, after the Effective Date, own one share of Common Stock for every one thousand (1,000) held as of the Effective Date. The Effective Date of this amendment was November 1, 2017.

Description of Property

Our principal executive office is located at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 27, 2017, the Company issued 20,000,000 (20,000 – post reverse split) shares of common stock to one person in consideration of services rendered under the terms of a consulting agreement previously entered into by the Company. The shares were issued at a price of $0.0004 per share.

On September 7, 2017, the Company issued 1,400,000 (1,400 – post reverse split) shares of common stock to Rubin Schindermann and 1,400,000 (1,400 – post reverse split) shares to Alexander Starr in consideration of previously unpaid management compensation. The shares were issued at a price of $0.0001 per share.

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

CHESS SUPERSITE CORPORATION

Dated: November 3, 2017	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

