Form 10-K
period 2017-12-31
Chess Supersite Corp
filed 2018-03-28
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Emerging growth company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $163,208 as of June 30, 2017.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 23, 2018, the registrant has 25,960,163 shares of Common Stock issued and outstanding.

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

We have spent approximately $470,000 on software development and have issued shares fair valued at approximately $1.9mn to consultants and advisors. These expenses have been partially capitalized as Intangible Assets and the remaining part has been reported by us on the statement of operations as website development, software development and advisory and consulting expenses, and represent a major value to the Company and its investors.

Effective March 1, 2016, the Company issued its Non-Negotiable Convertible Promissory Notes (“Notes”) to two private investors in the aggregate principal amount of $300,000. Each of the Notes was in the principal amount of $150,000 with a maturity date of September 1, 2016 (“Maturity Date”), at which time the outstanding principal and interest balance was due and payable. Each of the Notes is convertible into Common Stock of the Company at a conversion price equal to 45% of the lowest trading price of the Common Stock as reported on the OTC Markets Group’s OTC Pink quotation service. The Notes provide that the holders cannot exercise their respective rights of conversion prior to the Maturity Date and that any such conversion is limited to the holders beneficially holding not more than 4.99% of the Company’s then issued and outstanding Common Stock after conversion.

Effective May 19, 2016, the Company completed a private funding transaction with a private institutional investor under the terms of the Company’s 8% Convertible Redeemable Note (“Note”) in the principal amount of $75,000.00 dated May 19, 2016. The maturity date of the Note was May 19, 2017 (“Maturity Date”), at which time the outstanding principal and interest balance was due and payable. The Note provides, among other things, that in the event the Note holder exercises the right of conversion, the conversion price was equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion. The Note further provides that such conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion. The proceeds of the Note were used by the Company for general working capital purposes.

On September 15, 2016, we issued a Convertible Promissory Note (“Crown Bridge Note”) to Crown Bridge Partners, LLC (“Crown Bridge”) in the principal amount of $30,000 pursuant to a Securities Purchase Agreement of the same date. Under the Crown Bridge Note, Crown Bridge has the right to convert all or any a part of the outstanding principal amount and accrued and unpaid interest into shares of our Common Stock at the conversion price equal to a 45% discount of the market price of our Common Stock. The Crown Bridge Note contains a provision limiting the number of shares issuable upon conversion to not more than 4.99% of the issued and outstanding common stock of the Company at the time of conversion. In addition, Crown Bridge has “piggy-back” registration rights covering our Common Stock issued upon conversion of the Crown Bridge Note in the event we file a registration statement for any other of our securities.

On October 18, 2016, we entered into a Securities Purchase Agreement (“Blackbridge Purchase Agreement”) with Blackbridge Capital Growth Fund, LLC (“Blackbridge Capital”). Pursuant to the Blackbridge Purchase Agreement, the maximum draw down amount allowed is equal to the lesser of (i) $125,000 or (ii) 200% of the average daily trading volume of our Common Stock for the ten (10) trading days immediately preceding the draw down notice. Pursuant to the Blackbridge Purchase Agreement, we issued our Convertible Promissory Note in the principal amount of $140,000 in payment of the commitment fee payable to Blackbridge. During the year ended December 31, 2017, the pending S1 registration statement was withdrawn, removing the benefit associated with the prepaid asset. The amount was therefore written off as commitment fee in the statement of operations.

On January 31, 2017, we issued a Convertible Promissory Note to an investor in the principal amount of $33,000 with a maturity date of May 5, 2018 (“Maturity Date”), at which time the outstanding principal and interest balance is due and payable. Each of the Notes is convertible into Common Stock of the Company at a conversion price equal to 58% of the lowest trading price of the Common Stock as reported on the OTC Markets Group’s OTC Pink quotation service. The Notes provide that the holders cannot exercise their respective rights of conversion prior to the Maturity Date and that any such conversion is limited to the holders beneficially holding not more than 4.99% of the Company’s then issued and outstanding Common Stock after conversion.

On May 5, 2017, we issued a Convertible Promissory Note to an investor in the principal amount of $23,000 with a maturity date of August 20, 2018 (“Maturity Date”), at which time the outstanding principal and interest balance is due and payable. Each of the Notes is convertible into Common Stock of the Company at a conversion price equal to 58% of the lowest trading price of the Common Stock as reported on the OTC Markets Group’s OTC Pink quotation service. The Notes provide that the holders cannot exercise their respective rights of conversion prior to the Maturity Date and that any such conversion is limited to the holders beneficially holding not more than 4.99% of the Company’s then issued and outstanding Common Stock after conversion.

On November 28, 2017, we issued a Convertible Promissory Note to an investor in the principal amount of $33,000 with a maturity date of September 10, 2018 (“Maturity Date”), at which time the outstanding principal and interest balance is due and payable. Each of the Notes is convertible into Common Stock of the Company at a conversion price equal to 58% of the lowest trading price of the Common Stock as reported on the OTC Markets Group’s OTC Pink quotation service. The Notes provide that the holders cannot exercise their respective rights of conversion prior to the Maturity Date and that any such conversion is limited to the holders beneficially holding not more than 4.99% of the Company’s then issued and outstanding Common Stock after conversion.

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

Intellectual Property Protection

On July 8, 2016, we submitted an International Patent Application with the Canadian Intellectual Property Office for an “Interactive Expectation-Based System and Method” for our online chess competition entitled “Choose Your Moves and Win”. Patent application is pending as of March 23, 2018.

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

Item 2. Properties

The Company currently does not own any properties and at this time has no agreements to acquire any properties. Effective October 1, 2017, the Company leases its administrative and executive offices at a monthly rent of $1,000 from Hard Asset Capital Corp., a private company controlled by Rubin Schindermann.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC under the symbol “ CHZP” . At the present time, there is very limited trading volume of our common stock.

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

As of the date of this report, we have 25,960,163 shares of common stock issued and outstanding held by 52 stockholders of record.

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

The foregoing issuances of unregistered securities were undertaken in reliance on the exemption from registration at section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in some instances in reliance on Regulation S under the Securities Act of 1933,as amended, for transactions with non-US residents residing abroad.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2017, the Company had not generated significant revenues and had no income or cash flows from operations since inception. At December 31, 2017, the Company had sustained net loss of $1,742,682, and had an accumulated deficit of $7,194,613.

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

Balance sheet as at December 31, 2017 and 2016

Cash

At December 31, 2017 we had cash of $56 compared to $16,262 as at December 31, 2016. The decrease is due to payment of software development and consulting expenses and professional and legal expenses offset by funds contributed by investors and shareholders during the year.

Prepaid asset

Prepaid asset amounting to $140,000 represented commitment fee owed by us to a certain investor in respect of a drawdown facility which is not yet active. The asset was written off in the statement of operations during the year ended December 31, 2017 because the benefit associated in form of the equity line of credit no longer exists.

Intangible assets

Intangible assets represent the amount incurred by the Company related to the development of the online chess gaming website. During the year ended December 31, 2017, after the management’s review and evaluation of its recoverability, the intangible asset was written off.

Accounts payable and accrued liabilities

Accounts payable amounting to $109,741 as at December 31, 2017, represents account payable for advertising and promotion amounting to $14,214, accrual for marketing services amounting to $13,650, and other accruals for professional services.

Accounts payable amounting to $277,518 as at December 31, 2016, primarily represents accrual for software development fee amounting to $226,906, accrual for marketing services amounting to $13,650, and other accruals for professional services.

Payable to related parties

At December 31, 2017 we had $123,697 of amount payable to related parties as compared to $514,697 as at December 31, 2016. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. The amount of advance as at December 31, 2017 and 2016 was $304,322 and $144,474, respectively. The amounts repaid during the years ended December 31, 2017 and 2016 were $48,236 and $174,595, respectively.

Income statement for the years ended December 31, 2017 and 2016

Revenues for the years ended December 31, 2017 and 2016

Revenue of $15,434 during the year ended December 31, 2017 comprises an amount of $13,882, which we invoiced as consideration for the revenue earned from ticket sales for 2017 Orlando Sunshine Open and $1,552 as membership fee for the Company’s chess gaming website.

Revenue of $5,918 during the year ended December 31, 2016 comprises an amount of $4,500, which we invoiced and received as consideration for the arrangement of equipment and personnel to setup and produce a live streaming internet chess show from Marshall Chess Club and $1,418 as membership fee for the Company’s chess gaming website.

Expenses for the years ended December 31, 2017 and 2016

Expenses amounting to $1,758,116 for the year ended December 31, 2017 are primarily comprised of a commitment fee of $140,000, advisory and consultancy fee of $36,000, management services fee of $300,000 to related parties, legal and professional fee of $109,739, software development expense of $86,088, impairment of intangible asset amounting to $124,357, website development and marketing expenses of $87,307 and rent of $12,000 together with the fair valuation impact of convertible notes amounting to $955,305 of the convertible promissory notes.

Expenses amounting to $2,350,586 for the year ended December 31, 2016 are primarily comprised of advisory and consultancy fee of $954,289, management services fee of $300,000 to related parties, legal and professional fee of $103,085, software development expense of $79,977, website development and marketing expenses of $114,044 and rent of $12,000 together the fair valuation impact of convertible notes amounting to $572,728 of the convertible promissory notes.

Liquidity and Capital Resources

At December 31, 2017, the Company had a working capital deficit of $2,062,258 and an accumulated deficit of $7,194,613 (2016: Working capital deficit of $1,957,318 and an accumulated deficit of $5,451,931). The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2019 provided that it is successful in obtaining additional financing in the foreseeable future.

Item 8. Financial Statements and Supplementary Data

CHESS SUPERSITE CORPORATION

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

FINANCIAL STATEMENTS

Balance Sheets	F3

Statements of Operations	F4

Statements of Stockholders’ Deficit	F5

Statements of Cash Flows	F6

Notes to the Financial Statements	F7 - F15

F- 1

 802 N Washington

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chess Supersite Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chess Supersite Corporation as of December 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Chess Supersite Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had nominal revenue since inceptions and has sustained cumulative operating losses, and its viability is dependent upon its ability to meet future financing requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, WA
March 28, 2018

F- 2

CHESS SUPERSITE CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
	$	$

ASSETS
Current assets
Cash	56	16,262
Prepaid asset [Note 10]	—	140,000
	56	156,262

Long term assets
Intangible assets [Note 6]	—	137,611
Total long term assets	—	137,611
Total assets	56	293,873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities [Note 7]	109,741	277,518
Payable to related parties [Note 8]	123,697	514,697
Shareholder advances [Note 9]	304,322	144,474
Convertible Promissory notes, net [Note 10]	572,718	701,519
Derivative liability [Note 10]	951,836	475,372
Total current liabilities	2,062,314	2,113,580

Total liabilities	2,062,314	2,113,580

Contingencies and commitments	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at December 31, 2017 (1,000,000 shares outstanding as at December 31, 2016) [Note 11]	100	100
Common stock, $0.0001 par value, 20,000,000,000 shares authorized, 14,973,819 common shares outstanding as at December 31, 2017 (35,645 common shares outstanding as at December 31, 2016) [Note 11]	1,497	4
Shares to be issued [Note 11]	73,000	52,000
Additional paid-in capital	5,057,758	3,580,120
Accumulated deficit	(7,194,613)	(5,451,931)
Total stockholders' deficit	(2,062,258)	(1,819,707)
Total liabilities and stockholders' deficit	56	293,873

The accompanying notes are an integral part of these financial statements.

F- 3

CHESS SUPERSITE CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	December 31, 2017	December 31, 2016
	$	$

REVENUE	15,434	5,918

OPERATING EXPENSES

Commitment Fee	140,000	—
Advisory and consultancy fee [Note 8]	36,000	954,289
Management services fee to related parties [Note 8]	300,000	300,000
Legal and professional fees	109,739	103,085
Software development expense	86,088	79,977
Donation	—	45,000
Website development and marketing expenses	87,307	114,044
Impairment of intangible asset	124,357	—
Rent and Utilities	14,849	21,878
Travel expenses	11,874	39,216
Amortization on intangibles	13,254	—
Office and general	1,273	14,606

Total operating expenses	924,741	1,672,095

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	955,305	572,728
Net gain on settlement of liability	(226,306)	34,290
Interest and bank charges	104,372	65,008
Exchange loss	4	6,465

Net loss before income taxes	(1,742,682)	(2,344,668)

Income taxes	—	—
Net loss	(1,742,682)	(2,344,668)

Loss per share, basic and diluted	(0.722)	(85.835)

Weighted average shares - basic and diluted	2,413,677	27,316

The accompanying notes are an integral part of these financial statements.

F- 4

CHESS SUPERSITE CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

						Additional
	Preferred stock		Common stock		Shares to be	paid-in	Accumulated
	Shares	Amount	Shares	Amount	issued	capital	deficit	Total
		$		$	$	$	$	$
As at December 31, 2015			20,650	2		2,019,244	(3,107,263)	(1,088,017)

Preferred stock issued as consideration for management services	1,000,000	100	-	-	-	-	-	100

Shares to be issued as compensation to advisors and consultant [Note 11]	-	-	-	-	52,000	-	-	52,000

Shares issued as consideration for management services [Note 8]	-	-	10,000	1	-	99,999	-	100,000

Shares issued as consideration for advisory and other services [Note 8]	-	-	2,845	1	-	1,287,539	-	1,287,540

Shares issued on conversion of convertible promissory notes [Note 11]	-	-	2,085	-	-	140,837	-	140,837

Shares issued as consideration for cash	-	-	65	-	-	32,501	-	32,501

Net loss	-	-	-	-	-	-	(2,344,668)	(2,344,668)

As at December 31, 2016	1,000,000	100	35,645	4	52,000	3,580,120	(5,451,931)	(1,819,707)

Shares to be issued as settlement for website development services [Note 11]	-	-	-	-	21,000	-	-	21,000

Shares issued as consideration for management services [Note 8]	-	-	12,920,000	1,292	-	694,708	-	696,000

Shares issued as consideration for advisory and other services [Note 8]	-	-	96,079	8	-	42,992	-	43,000

Shares issued on conversion of convertible promissory notes [Note 11]	-	-	1,922,094	193	-	261,099	-	261,300

Change due to extinguishment of derivative liability on debt conversion	-	-	-	-	-	478,841	-	478,841

Net loss	-	-	-	-	-	-	(1,742,682)	(1,742,682)

As at December 31, 2017	1,000,000	100	14,973,818	1,497	73,000	5,057,758	(7,194,613)	(2,062,258)

The accompanying notes are an integral part of these financial statements.

F- 5

CHESS SUPERSITE CORPORATION

STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2017	December 31, 2016
	$	$
OPERATING ACTIVITIES

Net loss for the period	(1,742,682)	(2,344,668)

Adjustment for non cash items

Net gain on settlement of liability	(226,306)	—
Change in fair value of derivative	955,305	572,728
Loss on settlement of liability	—	34,290
Amortization on intangibles	13,254
Impairment on intangibles	124,357	—
Shares issued/to be issued for advisory and other services	739,000	1,390,500

Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	(264,982)	66,146
Change in prepaid asset	140,000	(140,000)
Net cash used in operating activities	(262,054)	(421,004)

INVESTING ACTIVITIES
Amount invested on software development	—	(137,611)
Net cash used in operating activities	—	(137,611)

FINANCING ACTIVITIES

Repayment of shareholder advances	(48,236)	(174,595)
Shareholder advances	208,084	123,634
Proceeds from issuance of promissory notes	86,000	605,000
Proceeds from issuance of common stock	—	20,000
Net cash provided by financing activities	245,848	574,039

Net increase (decrease) in cash during the period	(16,206)	15,424
Cash, beginning of period	16,262	838
Cash, end of period	56	16,262

NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued on conversion of debt	261,300	43,481
Derivative liability extinguished on conversion	478,841	—
Shares issued as consideration for acquisition of intangible	—	—
Cash paid for interest	—	36,000
Cash paid for taxes	—	—

The accompanying notes are an integral part of these financial statements.

F- 6

CHESS SUPERSITE CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2017 and 2016

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

The Company has minimal revenue since inception to date and has sustained operating losses during the period ended December 31, 2017. The Company had working capital deficit of $2,062,258 and an accumulated deficit of $7,194,613 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations, sale of its equity or issuance of debt. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

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

F- 7

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2017 and 2016.

PREPAID ASSET

As at December 31, 2017 the Company had a nil balance. While as at December 31, 2016 prepaid asset represents a commitment fee owed by the Company to a certain investor in respect of a Securities Purchase Agreement entered into by the Company dated October 18, 2016. The Company has issued a convertible promissory note in respect of the commitment fee. The asset was, however, written off in the statement of operations during the year ended December 31, 2017 because the benefit associated in form of the equity line of credit no longer exists.

INTANGIBLE ASSETS

The Company operates an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources. Intangible assets represented the amount incurred by the Company related to the development of the online chess gaming website.

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

During the year ended December 31, 2017, the intangible asset was written off based on management’s review and evaluation of its recoverability.

REVENUE RECOGNITION

In accordance with ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, services have been performed, the amount is fixed and determinable, and collection is reasonably assured.

During the year ended December 31, 2017, the Company earned revenue of $15,434 which comprises of an amount of $13,882, which we invoiced as consideration for the revenue earned from ticket sales for 2017 Orlando Sunshine Open and $1,552 as membership fee for the Company’s chess gaming website.

During the year ended December 31, 2016, the Company earned revenue of $5,918, which comprised an amount of $4,500, as consideration for the arrangement of equipment and personnel to setup and produce a live streaming internet chess show and $1,418 as membership fee for the Company’s chess gaming website.

An amount of $13,882 receivable from and payable to the same party have been offset in the balance sheet.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Convertible promissory notes as at December 31, 2017 are likely to be converted into shares, however, due to losses, their effect would be antidilutive. As of December 31, 2017, convertible notes outstanding could be converted into 14,938,173,465 (14,938,173 – post reverse split) shares of common stock.

F- 8

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

In November 2016, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of restricted cash. Under this Update, the amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Management does not expect to have a significant impact of this ASU on the Company’s financial statements.

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this ASU require that the company apply modification accounting when the company changes the terms or conditions of a share-based payment award. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period ending after December 15, 2017, and interim periods within those fiscal years, with early application permitted. Management does not expect to have a significant impact of this ASU on the Company’s financial statements.

In July 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815).

I.	Accounting for Certain Financial Instruments with Down Round Features
II.	Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in this Update apply to all companies. Part I becomes effective for public business entities in the annual period ending after December 15, 2018, and interim periods within those fiscal years, with early application permitted. Management does not expect to have a significant impact of this ASU on the Company’s financial statements. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect

F- 9

6.	INTANGIBLE ASSETS

The Company is continuing software development and is recognizing costs related to these activities as expenses during the year in which they are incurred. Intangible assets amounting to $137,611 were capitalized during the year ended and as at December 31, 2016. The Company evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. During the year ended December 31, 2017, the intangible asset was written off based on management’s review and evaluation of its recoverability.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $102,501 as at December 31, 2017, primarily represents account payable for advertising and promotion amounting to $14,214, accrual for marketing services amounting to $13,650, and other accruals for professional services. (2016: Accrual for software development fee amounting to $226,906 and accrual for marketing services amounting to $13,650, and other accruals for professional services.).

8.	RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2017, $300,000 (December 31, 2016: $300,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. During the year ended December 31, 2016, they were issued 10,000,000 shares to settle $100,000 of the amount owed. The amount is included in the related party balance as at December 31, 2017.

During the year ended December 31, 2016, the Company issued 500,000 shares of Series ‘A’ Preferred Stock each, to the two directors, as consideration for their services.

Advisory and consultancy fee includes $36,000 (December 31, 2016: $30,000) for Rubin Schindermann and Alexander Starr, who are shareholders in the Company. They were issued 12,920,000,000 (12,920,000 – post reverse split) shares (December 31, 2016: 1,000,000 (1,000 – post reverse split)) for these services performed as of and for the year ended December 31, 2017. These were recorded at fair value.

Amounts payable to Rubin Schindermann and Alexander Starr as at December 31, 2017 were $92,000 and $31,697, respectively (2016: $285,000 and $229,697, respectively).

As disclosed in Note 12, the Company is party to a lease agreement dated October 1, 2017, with Hard Assets Capital Corp., which is a related entity by virtue of common directorship.

During the year ended December 31, 2017, Eric Schindermann, who is the son of Rubin Schindermann, became a lender to the Company by way of assignment of an existing promissory note liability of the Company amounting to $18,000. 465,728 shares of the Company’s common stock were issued to Eric Schindermann subsequent to the year end, on partial conversion of the debt.

9.	SHAREHOLDER ADVANCES

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at December 31, 2017 and 2016 was $304,322 and $144,474, respectively. The amounts repaid during the years ended December 31, 2017 and 2016 were $48,236 and $174,595, respectively.

10.	CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible Redeemable note issued on November 28, 2017, amounting to $33,000 (Note K).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is September 10, 2018.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on May 5, 2017 amounting to $23,000 (Note J).

F- 10

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is February 20, 2018
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is November 5, 2017
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

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

F- 11

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

Interest amounting to $99,195 was accrued for the year ended December 31, 2017 (2016: $49,336).

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2017, holders of convertible promissory notes converted principal and interest amounting to $46,729 and $254,384, respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2016	Conversions during the period	Fair value adjustment	Derivative liability as at December 31, 2017
Note A	92,963	(127,404)	34,441	-
Note B and C	382,409	(37,394)	189,199	534,214
Note D and E	-	(314,043)	401,864	87,821
Note F	-	-	98,276	98,276
Note G	-	-	21,096	21,096
Note H	-	-	143,985	143,985
Note I	-	-	39,048	39,048
Note J	-	-	27,935	27,395
	475,372	(478,841)	955,305	951,836

F- 12

11.	STOCKHOLDERS’ DEFICIT

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

The Company’s authorized capital stock consists of 20,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. At December 31, 2017, there were 14,973,818,339 (14,973,819 – post reverse split) shares of common stock issued and outstanding (at December 31, 2016: 35,644,874 (35,645 – post reverse split) shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 20,000,000,000 shares of common stock, par value $0.0001, of which 14,973,818,339 (14,973,819 – post reverse split) shares are outstanding as at December 31, 2017. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at December 31, 2017.

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

F- 13

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

During the quarter ended December 30, 2017, the Company issued 5,000,000,000 (5,000,000 – post reverse split) shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $50,000 each, which were recorded at fair value.

During the year ended December 31, 2017, 533,348,384 shares (533,348 – post reverse split) shares of common stock were issued at a fair value which was lower than the par value of the shares. This resulted in a reduction in additional paid in capital amounting to $22,556.

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

The Company is party to a lease agreement dated October 1, 2016, with Hard Assets Capital Corp., for the lease of its office premises. The term of the lease was one year from the date of the agreement and provides for a base rent of $1,000 per month for the premises. This agreement was renewed on October 1, 2017 for one year.

F- 14

13.	INCOME TAXES

Income taxes

The Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 reduces the US federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

The provision for income taxes is calculated at US corporate tax rate of approximately 35% (2016: 35%) as follows:

	2017	2016

Net loss for the year	$365,963	$820,634
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	(303,870)	(485,674)

Change in valuation allowance	(62,093)	(334,960)
	-	-

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

Net deferred tax assets consist of the following components as of December 31:

	2017	2016
Deferred Tax Assets - Non-current:

Tax effect of NOL Carryover	$452,343	$390,250
Cumulative change due to reduced rate	(156,117)	-
Less valuation allowance	(296,226)	(390,250)
Deferred tax assets, net of valuation allowance	-	-

At December 31, 2017, the Company performed a comprehensive analysis of its tax estimates and revised comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carryforwards of approximately $1,410,682 (2016: $1,115,000) that may be offset against future taxable income from the year by 2037. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

14.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 23, 2018, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

In January 2018, the Company issued a convertible promissory note amounting to $28,000.

In January and February 2018, the Company issued 5,456,932 shares of common stock pursuant to conversion notices received from one of the holders of the convertible promissory notes.

During February and March 2018, the Company issued 5,529,412 shares of common stock as consideration for management services.

F- 15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at December 31, 2017.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD

Rubin Schindermann	66	Chief Executive Officer, Chief Financial Officer and Director
Alexander Starr	66	President and Director

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

Currently, the Company accrues management fee amounting to $75,000 each for its two executives. During the year ended December 31, 2017, the Company issued 6,460,000,000 (6,469,000 – post reverse split) shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $348,000 each.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 23, 2018 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, and (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

Name and Address of Beneficial Owner	Position	Common shares beneficially owned		Percent of Common shares beneficially owned (1)

Rubin Schindermann Address: 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada	CEO, Director	8,936,206,000 (8,936,206 – post reverse split)	(2)	34%

Alexander Starr Address: 1131A Leslie Street, Suite 201, Toronto, Ontario, Canada	President, Director	8,936,706,000 (8,936,706 – post reverse split)	(2)	34%

Total owned by officers and directors		17,872,912,000 (17,872,912 – post reverse split)		68%

(1)	Based on 25,960,339 (25,960,163 – post reverse split) shares outstanding as of the date of this Report
(2)	Includes 2,000,000 shares held by Chess Supersite, Inc., a corporation organized under the laws of Ontario, Canada. Mr. Schindermann and Mr. Starr are executives and directors of the entity, and they may be deemed the beneficial owners of the shares held by such entity.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Schindermann and Mr. Starr, who are respectively the Chief Executive Officer and President of the Company, as well as directors, are also executives and directors of Chess Supersite, Inc. and were officers and directors of Chess Supersite, Inc. prior to the Acquisition. Mr. Schindermann was the Chief Executive Officer and Chief Financial Officer of Chess Supersite, Inc. from November 2011 to present. Mr. Starr was a founder and President of Chess Supersite, Inc. As of the date of this Report, Mr. Schindermann and Mr. Starr own directly and beneficially 8,936,206,000 (8,936,206 – post reverse split) and 8,936,706,000 (8,936,706 – post reverse split) shares respectively of the Company’s 25,960,162,339 (25,960,163 – post reverse split) outstanding shares of Common Stock.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We were billed $17,000 and $7,000 for years ended December 31, 2017 and 2016 respectively for professional services rendered for the audit of our financial statements.

Audit Related Fees

Other audit related fee for years ended December 31, 2017 and 2016 was $2,500 and nil, respectively.

Tax Fees

There was no Tax Fees for years ended December 31, 2017 and 2016.

All Other Fees

There was no other fees for years ended December 31, 2017 and 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/2014
3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/2013
3(i)(a)	Amended Articles of Incorporation	8-K		05/13/2014
3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/2016
3.2	Bylaws	10-12G	3.2	09/13/2013
10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/2017
10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/2017
10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/2017
10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/2017
10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/2017
10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/2017
10.7	Form of Convertible Promissory Note	8-K		03/07/2016
10.8	Non-Negotiable Promissory Note	8-K		03/07/2016
10.9	Securities Purchase Agreement	8-K		03/07/2016
10.10*	Securities Purchase Agreement-Power Up Lending Group Inc.
10.11*	Convertible Promissory Note-Power-Up Lending Group Inc.
10.12*	Securities Purchase Agreement-Power Up Lending Group Inc.
10.13*	Convertible Promissory Note-Power-Up Lending Group Inc.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2018	CHESS SUPERSITE CORPORATION

	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rubin Schindermann	Director	March 26, 2018
Rubin Schindermann

/s/ Alexander Starr	Director	March 26, 2018
Alexander Starr

