Form 10-Q
period 2018-03-31
Chess Supersite Corp
filed 2018-05-15
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

26,460,163 common stock outstanding as of May 10, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

CHESS SUPERSITE CORPORATION

CONDENSED FINANCIAL STATEMENTS

CHESS SUPERSITE CORPORATION

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2018	2017
	$	$

ASSETS
Current assets
Cash	562	56
Accounts Receivable		—
Prepaid asset [Note 5]		—
	562	56

Long term assets
Intangible assets - net		—
Total long term assets		—
Total assets	562	56

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	115,086	109,741
Payable to related parties [Note 3]	114,697	123,697
Shareholder advances [Note 4]	331,842	304,322
Convertible Promissory notes, net [Note 5]	439,200	572,718
Derivative liability [Note 5]	664,434	951,836
Total current liabilities	1,665,259	2,062,314

Total liabilities	1,665,259	2,062,314

Contingencies and commitments	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at March 31, 2018 (1,000,000 shares outstanding as at December 31, 2017) [Note 6]	100	100
Common stock, $0.0001 par value, 20,000,000,000 shares authorized, 25,960,163 common shares outstanding as at March 31, 2018 (14,973,819 common shares outstanding as at December 31, 2017 [Note 6]	2,596	1,497
Shares to be issued [Note 6]	73,000	73,000
Additional paid-in capital	5,233,477	5,057,758
Accumulated deficit	(6,973,870)	(7,194,613)
Total stockholders' deficit	(1,664,697)	(2,062,258)
Total liabilities and stockholders' deficit	562	56

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2018	March 31, 2017
	$	$

REVENUE	263	969

OPERATING EXPENSES

Advisory and consultancy fee	—	36,000
Management services fee to related parties [Note 3]	75,000	75,000
Legal and professional fees	33,262	32,366
Software development expense	15,101	30,400
Website development and marketing expenses	10,241	24,321
Rent and Utilities	4,423	4,855
Travel expenses	—	8,037
Amortization on intangibles	—	3,440
Office and general	375	18
Total operating expenses	138,402	214,437

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	(219,702)	307,421
Gain on forgiveness of debt	(153,471)	—
Interest and bank charges	13,647	28,248
Exchange (gain) loss	644	511
Total other (income) expenses	(358,882)	336,180
Net income (loss) before income taxes	220,743	(549,648)

Income taxes	—	—
Net income (loss)	220,743	(549,648)

Earnings (loss) per share, basic	0.011	(11.287)
Earnings (loss) per share, diluted	0.004	-

Weighted average shares - basic	20,274,419	48,697
Weighted average shares - diluted	61,450,419	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHESS SUPERSITE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2018	March 31, 2017
	$	$
OPERATING ACTIVITIES

Net loss for the period	220,743	(549,648)

Adjustment for non-cash items

Net (gain) loss on settlement of liability
Change in fair value of derivative	(219,702)	307,421
Amortization expense	-	3,440
Shares issued/to be issued for advisory and other services	78,600	139,000
Gain on forgiveness of debt	(153,471)

Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	18,819	28,932

Net cash used in operating activities	(55,011)	(70,855)

FINANCING ACTIVITIES

Repayment of shareholder advances	(32,614)	(5,802)
Shareholder advances	60,131	30,412
Proceeds from issuance of promissory notes	28,000	30,000
Net cash provided by financing activities	55,517	54,610

Net increase (decrease) in cash during the period	506	(16,245)
Cash, beginning of period	56	16,262
Cash, end of period	562	17

NON CASH INVESTING AND FINANCING ACTIVITIES

Shares issued on conversion of debt	89,218	26,126
Shares issued as consideration for services	9,000	—

Cash paid for interest	—	—
Cash paid for taxes	—	—

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

On September 22, 2015, the Company was able to secure an OTC Bulletin Board symbol CHZP from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated significant revenue since inception to date and has sustained operating losses during the three months ended March 31, 2018. The Company had working capital deficit of $1,664,697 and an accumulated deficit of $6,973,870 as of March 31, 2018. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2018 or for any other interim period. The unaudited condensed interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2017.

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

On May 28, 2014, the FASB and IASB issued ASC 606, Revenue From Contracts With Customers, under which an entity is to recognize revenues to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. For public entities, the effective date is annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017.

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, management can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The management has elected to take advantage of the benefits of this extended transition period.

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

During the three months ended March 31, 2018, $75,000 (March 31, 2016: $75,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders and officers in the Company. The amount is included in the related party balance as at March 31, 2018.

During the year ended December 31, 2017, Eric Schindermann, who is the son of Rubin Schindermann, became a lender to the Company by way of assignment of an existing promissory note liability of the Company amounting to $18,000. 465,728 shares of the Company’s common stock were issued to Eric Schindermann subsequent to the year end, on partial conversion of the debt amounting to $3,805. Amounting outstanding to Eric under promissory notes is $14,195 as at March 31, 2018.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at March 31, 2018 and December 31, 2017 was $331,842 and $304,322, respectively. The amounts repaid during the three months ended March 31, 2018 and 2017 were $32,614 and $5,802, respectively.

5.	Convertible Promissory Notes

During the three months ended March 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on January 16, 2018, amounting to $28,000 (Note L).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is October 30, 2018.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on November 28, 2017, amounting to $33,000 (Note K).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is September 10, 2018.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on May 5, 2017 amounting to $23,000 (Note J).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is February 20, 2018
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is November 5, 2017
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

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

During the period ended March 31, 2018, the Company obtained forgiveness of the liability and the interest associated with the note payable and recorded $153,471 as forgiveness of debt in the condensed statement of operations.

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

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible promissory note issued on May 13, 2016, amounting to $75,000 (Note D).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was May 13, 2017.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes B and C).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.
3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.
4.	Beneficial ownership is limited to 4.99%.
5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

Convertible Redeemable note issued on May 19, 2016, amounting to $75,000 (Note A).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was May 19, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Interest amounting to $13,318 was accrued for the period ended March 31, 2018 (2017: $27,919).

All notes maturing prior to the date of this report are outstanding.

CHESS SUPERSITE CORPORATION

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative liability

During the three months ended March 31, 2018, holders of convertible promissory notes converted principal amounting to $21,518. The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2017	Conversions during the period	Fair value adjustment	Derivative liability as at March 31, 2018
Note A	-
Note B and C	534,214		(58,404)	475,810
Note D	87,821	(64,323)	29,564	53,062
Note F	98,276	(3,377)	(33,427)	61,472
Note G	21,096		(3,365)	17,731
Note H	143,985		(143,985)	-
Note I	39,048		(5,940)	33,108
Note J	27,396		(4,145)	23,251
Note K	-
Note L
	951,836	(67,700)	(219,702)	664,434

6.	Stockholders’ Deficit

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

The Company’s authorized capital stock consists of 20,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. At March 31, 2018, there were 25,960,163 (post reverse split) shares of common stock issued and outstanding (at December 31, 2017: 14,973,819 (post reverse split) shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 20,000,000,000 shares of common stock, par value $0.0001, of which 25,960,163 (post reverse split) shares are outstanding as at March 31, 2018. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at March 31, 2018.

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

During the quarter ended March 31, 2017, the Company issued 4,000 (post reverse split) shares of common stock to individuals as consideration for advisory and consultancy services amounting to $36,000 which were recorded at fair value.

During the quarter ended March 31, 2017, the Company issued 13,917 (post reverse split) shares of common stock to individuals on conversion of convertible promissory notes amounting to $26,126, respectively.

During the quarter ended March 31, 2017, the Company issued 20,000 (post reverse split) shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $50,000 each, which were recorded at fair value.

During the quarter ended June 30, 2017, the Company issued 234,458 (post reverse split) shares of common stock to individuals on conversion of convertible promissory notes amounting to $181,530.

During the quarter ended June 30, 2017, the Company issued 40,000 (post reverse split) shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $108,000 each, which were recorded at fair value.

During the quarter ended September 30, 2017, the Company issued 675,627 shares of common stock to individuals on conversion of convertible promissory notes amounting to $51,729. Of these shares, the Company issued 533,348,384 shares at $30,779 and as a result of the contractual conversion price adjustments, these shares were issued below par value, with the offsetting balance recorded as a reduction in additional paid-in capital in the amount of $22,556 during the three months ended September 30, 2017.

During the quarter ended September 30, 2017, the Company issued 1,400,000 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $140,000 each, which were recorded at fair value.

During the quarter ended December 31, 2017, the Company issued 5,000,000 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $50,000 each, which were recorded at fair value.

During the year ended December 31, 2017, 533,348 shares shares of common stock were issued at a fair value which was lower than the par value of the shares. This resulted in a reduction in additional paid in capital amounting to $22,556.

During the quarter ended March 31, 2018, the Company issued 5,529,412 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $84,000, which was recorded at fair value.

During the quarter ended March 31, 2018, the Company issued 5,156,932 shares of common stock to individuals on conversion of convertible promissory notes amounting to $21,518 and 300,000 shares were issued as consideration for consulting services amounting to $3,600.

Shares to be issued include the following:

80,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at fair value of $52,000, based on the market price of the Company’s stock on the date of issue.

35,000,000 shares (35,000 – post reverse split) to be issued as settlement of amount due for website development services amounting to $247,306. The fair value of the shares on the date of settlement was $21,000, resulting in gain on settlement amounting to $226,306 recorded as net gain on settlement of liability in the statement of operations for the year ended December 31, 2017.

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

7.	Earnings (loss) Per Share

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

As at March 31, 2018, holders of convertible promissory notes may be issued 41,176,000 shares assuming a conversion price of $0.0106 per share.

8.	Contingencies and commitments

The Company is party to a website and software development services agreement under which the Company is to arrange weekly payments amounting to $1,250 as consideration for such services, which are indefinite.

9.	Subsequent Events

The Company’s management has evaluated subsequent events up to May 1, 2018, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

The company issued 500,000 shares as consideration for consultancy services in April 2018.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Chess Supersite Corporation (“we,” “us” or the “Company”) for the three months ended March 31, 2018 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

The Company issued 1,000 (post reverse split) shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 66.7% of the total outstanding 1,500 (post reverse split) shares of common stock as follows:

500 (post reverse split)	Rubin Schinderman
500 (post reverse split)	Alexander Starr

With the issuance of the 1,000 (post reverse split) shares of stock and the redemption of 20,000 (post reverse split) shares of stock, the Company effected a change in its control and the shareholder(s) elected new management of the Company. The Company changed its name as part of the change in control.

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

We have spent approximately $554k on software development and have issued shares fair valued at approximately $1.9mn to consultants and advisors. These expenses were partially capitalized as Intangible Assets and the remaining part has been reported by us on the statement of operations as website development, software development and advisory and consulting expenses, and represent a major value to the Company and its investors.

We evaluate the recoverability of infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

During the year ended December 31, 2017, the intangible asset was written off based on our review and evaluation of its recoverability.

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

Balance sheet – As at March 31, 2018 and December 31, 2017

Cash

At March 31, 2018 we had cash of $562 compared to $56 as at December 31, 2017. The increase is due to issuance of a convertible promissory note during the current quarter offset by payments of software development, consulting, professional and legal expenses during the period.

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

Accounts payable and accrued liabilities

At March 31, 2018 we had $115,087 of accounts payable and accrued liabilities as compared to $109,741 as at December 31, 2017. The balance primarily represents interest on promissory notes amounting to $85,181, advertising and promotion services amounting to $14,214, marketing services cost amounting to $13,650, accounting fee accrual of $2,500, and review fee accrual of $3,000.

Payable to related parties

At March 31, 2018 we had $114,697 of amount payable to related parties as compared to $123,697 as at December 31, 2017. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

At March 31, 2018 we had $331,842 of shareholder advances as compared to $304,322 as at December 31, 2017. The balance represents Company expenses personally paid by shareholders.

Convertible promissory notes payable

In January 2018, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $28,000. The outstanding amount under the note is due on or before October 30, 2018. We accrued net interest on promissory notes during the three months ended March 31, 2018 amounting to $13,318.

Convertible Redeemable note issued on October 18, 2016, amounting to $140,000 (Note H), representing commitment fee owed by the Company pursuant to Securities Purchase Agreement entered into by the Company dated October 18, 2016. During the year ended December 31, 2017, the pending S1 registration statement was withdrawn, removing the benefit associated with the prepaid asset. The amount was therefore written off as commitment fee in the statement of operations. During the period ended March 31, 2018, the Company obtained forgiveness of the liability and the interest associated with the note payable and recorded $153,471 as forgiveness of debt in the condensed statement of operations

Principal amount outstanding as at March 31, 2018 was $439,200.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months March 31, 2018 and 2017:

Revenue

Revenue of $263 during March 31, 2018 represents membership fee for the Company’s chess gaming website, and cash sales from hosting a chess tournament in association with Florida Chess Club as compared to revenue $969 during period ended March 31, 2017, which represents membership fee for the Company’s chess gaming website

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the three months ended March 31, 2018 compared to 2017 is due to lower advisory and consultancy fee during the period. This was due to the fact that the work on the website was significantly complete and did not require many services during the 2018 period.

Expenses for the three months ended March 31, 2018 primarily represented salary for two employees amounting in total to $75,000, legal and professional charges of $33,262 comprising audit, accounting and Edgar agent fee, software development expense of $15,101, website development and marketing expense amounting to $10,241 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $4,423, office and general expenses amounting to $375.

Other income and expenses comprised, change in fair value of derivative liability amounting to $219,702, gain on forgiveness of debt amounting to $153,471 (includes accrued interest of $13,471) and interest and bank charges amounting to $13,647.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At March 31, 2018, we had a working capital deficit of $1,952,100. We are actively seeking various financing operations to meet the working capital requirements.

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

Other critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2017.

Subsequent Events

We issued 500,000 shares as consideration for consultancy services in April 2018.

Description of Property

Our principal executive office is located at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During January and March 2018, the Company issued 2,764,706 (post reverse split) shares of common stock to Rubin Schindermann and Alexander Starr each in consideration of previously unpaid management compensation. The shares were issued at a price of $0.012 and $0.017 per share in January and March 2018 respectively.

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

CHESS SUPERSITE CORPORATION

Dated: May 15, 2018	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer