Form 10-Q
period 2018-06-30
Target Group Inc.
filed 2018-08-14
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-55066

TARGET GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3621499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1131A Leslie Street, Suite 101 Toronto, Ontario, Canada	M3C 3L8
(Address of principal executive officers)	(Zip Code)

+1 647-927-4644

(Registrant’s telephone number, including area code)

Formerly known as Chess Supersite Corporation

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

34,666,853 common stock outstanding as of August 14, 2018.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

TARGET GROUP INC.

(formerly known as Chess Supersite Corporation)

CONDENSED FINANCIAL STATEMENTS

3

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$

ASSETS
Current assets
Cash	379,301	56
	379,301	56
Long term assets
Intangible assets	—	—
Total long term assets	—	—
Total assets	379,301	56

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	121,239	109,741
Payable to related parties [Note 3]	189,697	123,697
Shareholder advances [Note 4]	378,719	304,322
Shares to be issued [Note 6]	287,291	-
Convertible Promissory notes, net [Note 5]	353,585	572,718
Derivative liability [Note 5]	872,179	951,836
Total current liabilities	2,202,710	2,062,314

Total liabilities	2,202,710	2,062,314

Contingencies and commitments		—

Stockholders’ deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at June 30, 2018 (1,000,000 shares outstanding as at December 31, 2017) [Note 6]	100	100
Common stock, $0.0001 par value, 20,000,000,000 shares authorized, 32,100,669 common shares outstanding as at June 30, 2018 (14,973,819 common shares outstanding as at December 31, 2017) [Note 6]	3,210	1,497
Shares to be issued [Note 6]	173,000	73,000
Additional paid-in capital	5,818,697	5,057,758
Accumulated deficit	(7,818,416)	(7,194,613)
Total stockholders’ deficit	(1,823,409)	(2,062,258)
Total liabilities and stockholders’ deficit	379,301	56

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$	$	$	$

REVENUE	—	14,186	263	15,155

OPERATING EXPENSES

Advisory and consultancy fee	22,500	—	22,500	36,000
Management services fee to related parties	75,000	75,000	150,000	150,000
Legal and professional fees	45,170	24,035	78,432	56,401
Software development expense	6,018	22,487	21,119	52,887
Website development and marketing expenses	12,356	36,683	22,597	61,004
Rent and Utilities	5,082	5,022	9,505	9,877
Travel expenses	—	1,846	—	9,883
Amortization of intangibles	—	3,354	—	6,794
Office and general	190	185	565	203

Total operating expenses	166,316	168,612	304,718	383,049

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	395,931	99,017	176,229	406,438
Gain on forgiveness of debt	267,522	(226,306)	114,051	(226,306)
Interest and bank charges	14,915	29,679	28,562	57,927
Exchange loss	(138)	139	506	650
Total other (income) expenses	678,230	(97,471)	319,348	238,709
Net (loss) income before income taxes	(844,546)	(56,955)	(319,348)	(606,603)
Income taxes	—	—	—	—
Net (loss) income	(844,546)	(56,955)	(623,803)	(606,603)

(Loss) income per share, basic	(0.03)	(0.21)	(0.03)	(3.83)
(Loss) income per share, diluted	—	—	—	—
Weighted average shares - basic	26,275,291	266,459	23,926,910	158,333
Weighted average shares - diluted	—	—	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2018	June 30, 2017
	$	$

OPERATING ACTIVITIES

Net loss for the period	(623,803)	(606,603)

Adjustment for non-cash items
Loss (gain) on forgiveness/settlement of debt	114,051	(226,306)
Change in fair value of derivative	176,229	406,438
Amortization of intangibles	—	6,794
Shares issued/to be issued for advisory and other services	101,100	352,002
Penalty charged on convertible promissory notes	15,858	—

Changes in operating assets and liabilities:
Change in accounts receivable	—	(13,882)
Change in accounts payable and accrued liabilities	106,122	(62,159)
Net cash used in operating activities	(110,443)	(143,716)

FINANCING ACTIVITIES
Repayment of shareholder advances	(49,157)	(5,802)
Shareholder advances	123,554	80,514
Proceeds from issuance of promissory notes	28,000	53,000
Proceeds from issuance of common stock	—	—
Proceeds from issuance of private placements	387,291	—
Net cash provided by financing activities	489,688	127,712

Net increase (decrease) in cash during the period	379,245	(16,004)
Cash, beginning of period	56	16,262
Cash, end of period	379,301	258

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	310,052	—
Shares issued as consideration for services	9,000	—
Cash paid for interest	—	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Target Group Inc. (formerly known as Chess Supersite Corporation) (“Target Group” or “the Company”) was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s current business comprises the operation of an extensive Chess gaming website. This comprehensive user friendly web site www.chessstars.com, is currently offering a state-of-the-art playing zone, broadcasts of the major tournaments, intuitive mega database, chess skilled contests and much more.

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

On July 3, 2018, the Company filed an amendment in its Articles of association to change its name to Target Group Inc. The Company was able to secure an OTC Bulletin Board symbol CBDY from Financial Industry Regulatory Authority (FINRA).

Going Concern and Management Plans

The Company has not yet generated significant revenue since inception to date and has sustained operating losses during the three and six months ended June 30, 2018. The Company had working capital deficit of $1,823,409 and an accumulated deficit of $7,818,416 as of June 30, 2018. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of ACS 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees to supersede the guidance in ASC 505-50, Equity-Based Payments to Non-Employees, which previously included the accounting for nonemployee awards.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.	Related Party Transactions and Balances

During the six months ended June 30, 2018, $150,000 (June 30, 2017: $150,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders and officers in the Company. The amount is included in the related party balance as at June 30, 2018.

During the year ended December 31, 2017, Eric Schindermann, who is the son of Rubin Schindermann, became a lender to the Company by way of assignment of an existing promissory note liability of the Company amounting to $18,000. 465,728 shares of the Company’s common stock were issued to Eric Schindermann subsequent to the year end, on partial conversion of the debt amounting to $3,805. Amounting outstanding to Eric under promissory notes is $14,195 as at June 30, 2018.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at June 30, 2018 and December 31, 2017 was $378,719 and $304,322, respectively. The amounts repaid during the six months ended June 30, 2018 and 2017 were $49,157 and $5,802, respectively.

5.	Convertible Promissory Notes

During the six months ended June 30, 2018, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on January 16, 2018, amounting to $28,000 (Note L).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is October 30, 2018.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on November 28, 2017, amounting to $33,000 (Note K).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is September 10, 2018.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible promissory note issued on May 5, 2017 amounting to $23,000 (Note J).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is August 20, 2018
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is November 5, 2018.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

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

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 80% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible Redeemable notes issued on October 18, 2016, amounting to $100,000 and $25,000 (Notes F and G).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 57.5% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

During the six months ended June 30, 2018, the Company entered into a Debt Exchange Agreement with the holder of the convertible note F and G. The outstanding principal amounts of the notes were extinguished and settled by issuance of 2,500,000 common shares of the Company. The Company recorded a loss of $267,522 as a result of this settlement.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible promissory note issued on May 13, 2016, amounting to $75,000 (Note D).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is January 13, 2019.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes B and C).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.
3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.
4.	Beneficial ownership is limited to 4.99%.
5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2018, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible Redeemable note issued on May 19, 2016, amounting to $75,000 (Note A).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was November 18, 2018.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Interest amounting to $28,002 was accrued for the period ended June 30, 2018 (2017: $23,174).

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative liability

During the six months ended June 30, 2018, holders of convertible promissory notes converted principal amounting to $61,928. The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2017	Conversions during the period	Fair value adjustment	Derivative liability as at June 30, 2018
Note A	-	-
Note B and C	534,214	-	62,812	597,026
Note D	87,821	(64,323)	116, 934	140,432
Note F	98,276	(3,377)	(73,188)	21,711
Note G	21,096	-	(13,210)	7,886
Note H	143,985	-	(143,985)	-
Note I	39,048	-	1,170	40,218
Note J	27,396	(103,881)	76,485	-
Note K	-	(84,305)	114,921	30,616
Note L	-	-	34,290	34,290
	951,836	(255,886)	176,229	872,179

6.	Stockholders’ Deficit

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

The Company’s authorized capital stock consists of 20,000,000,000 shares of common stock and 20,000,000 shares of preferred stock. At June 30, 2018, there were 32,100,669 (post reverse split) shares of common stock issued and outstanding (at December 31, 2017: 14,973,819 (post reverse split) shares of common stock issued and outstanding).

Capitalization

The Company is authorized to issue 20,000,000,000 shares of common stock, par value $0.0001, of which 32,100,669 (post reverse split) shares are outstanding as at June 30, 2018. The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at June 30, 2018.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

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

During the quarter ended March 31, 2018, the Company issued 5,529,412 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee recorded at fair value of $84,000, of which $9,000 had previously been recorded in Accounts Payable.

During the quarter ended March 31, 2018, the Company issued 5,156,932 shares of common stock to individuals on conversion of convertible promissory notes amounting to $21,518 and 300,000 shares were issued as consideration for consulting services amounting to $3,600.

During the quarter ended June 30, 2018, the Company issued 3,140,506 shares of common stock to individuals on conversion of convertible promissory notes amounting to $47,826 and 500,000 shares were issued as consideration for consulting services amounting to $22,500.

During the six months ended June 30, 2018, the Company issued 2,500,000 shares of common stock to the note holder for settlement of debt. See Note 5 for detail.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Shares to be issued include the following:

80,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at fair value of $52,000, based on the market price of the Company’s stock on the date of issue.

35,000 shares to be issued as settlement of amount due for website development services amounting to $247,306. The fair value of the shares on the date of settlement was $21,000, resulting in gain on settlement amounting to $226,306 recorded as net gain on settlement of liability in the statement of operations for the year ended December 31, 2017.

6,104,157 shares of common stock to be issued as consideration for private placements. These were recorded at fair value of $387,291, based on the cash proceeds received by the Company. Of the amounts received, $100,000 related to signed agreements while for $287,291, signed agreements were not executed as at June 30, 2018 and these have therefore been classified as a liability. As consideration for the private placement, the Company also agreed to issue warrants to purchase 6,104,157 shares of common stock. Proper allocation of the amount received will be completed in the period when the shares and warrants are issued.

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

As at June 30, 2018, holders of convertible promissory notes may be issued 24,185,825 shares assuming a conversion prices ranging from $0.0079 to $0.0558 per share.

8.	Contingencies and commitments

The Company is party to a website and software development services agreement under which the Company is to arrange weekly payments amounting to $1,250 as consideration for such services, which are indefinite.

9.	Subsequent Events

The Company’s management has evaluated subsequent events up to August 14, 2018, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., a Canadian corporation that holds a leasehold interest in a parcel of property located in Ontario’s Garden Norfolk County for the production of cannabis.

The Exchange Agreement provides that, subject to its terms and conditions, the Company will issue to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition of its Common Stock, the Company will issue to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders will hold approximately 46.27% of the issued and outstanding Common Stock of the Company and Visava will continue its business operations as a wholly-owned subsidiary of the Company.

The transaction was closed effective August 2, 2018 and therefore no major operational activity relevant to the reporting period took place. Future filings however would include required information and disclosure on operational activity of Visava.

To assure shareholders’ understanding and appreciation of management’s commitment to increase public awareness of the new Company’s acquisition(s) and therefore increase shareholder’ value, the Company has changed its name to Target Group Inc. and its new trading symbol to CBDY.

In July 2018, the Company issued 750,000 shares as consideration for consulting services.

In July and August 2018, the Company issued 1,816,184 shares of common stock pursuant to conversion notices received from one of the holders of the convertible promissory notes.

During July 2018, the Company executed agreements pertaining to private placements amounting to $287,291, for which funds were received during the period ended June 30, 2018.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed interim financial statements of the Target Group Inc. (formerly known as Chess Supersite Corporation) (“we,” “us” or the “Company”) for the three and six months ended June 30, 2018 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Overview

Target Group Inc. (formerly known as Chess Supersite Corporation) (“Target Group” or “the Company”) was incorporated on July 2, 2013 under the laws of the state of Delaware to operate an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts’ commentaries, education and other chess oriented resources.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business and Plan of Operations

The Company operates an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts’ commentaries, education and other chess oriented resources. We believe that chess players have two major needs: (i) to play against each other and (ii) to watch chess matches between two players including Grandmasters. To meet that need, we have developed “Chess Stars” as an interactive and educational website that allows chess players to play online, watch broadcasted chess tournaments, learn to play and improve their skills and to participate in our patent-pending “Choose Your Moves and Win” contests. Utilizing advanced two-tier architecture, “Chess Stars” can support virtually an unlimited range of content and services designed to attract viewers. With a model similar to that of TV poker, viewers are able to see an odds matrix for any position on the chess board. Percentage of success for each move is based on statistics, computer analysis and our proprietary value calculations. The viewing of chess games is particularly adaptable to the Internet to allow for real time or archival viewing while enjoying the comments, announcements and analyses of top chess experts. We anticipate we will be able to deliver high quality viewing and game-playing experiences featuring broadcasts of top worldwide games, education, interactivity, playing and other services and facilitate the emergence of chess as a mainstream sport.

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

Intellectual Property Protection

On July 8, 2016, we submitted an International Patent Application with the Canadian Intellectual Property Office for an “Interactive Expectation-Based System and Method” for our online chess competition entitled “Choose Your Moves and Win”. Patent application is pending as of August 14, 2018.

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

Balance sheet – As at June 30, 2018 and December 31, 2017

Cash

At June 30, 2018 we had cash of $379,301 compared to $56 as at December 31, 2017. The increase is due to multiple private placements held during the current quarter offset by payments of software development, consulting, professional and legal expenses during the period.

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

Accounts payable and accrued liabilities

At June 30, 2018 we had $121,239 of accounts payable and accrued liabilities as compared to $109,741 as at December 31, 2017. The balance primarily represents interest on promissory notes amounting to $93,690, advertising and promotion services amounting to $332, marketing services cost amounting to $13,650, accounting fee accrual of $2,500, and review fee accrual of $3,000.

Payable to related parties

At June 30, 2018 we had $189,697 of amount payable to related parties as compared to $123,697 as at December 31, 2017. The balance represents management services fee outstanding to the two shareholder/managers of the Company.

Shareholder advances

At June 30, 2018 we had $378,719 of shareholder advances as compared to $304,322 as at December 31, 2017. The balance represents Company expenses personally paid by shareholders.

Convertible promissory notes payable

In January 2018, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $28,000. The outstanding amount under the note is due on or before October 30, 2018. We accrued net interest on promissory notes during the three months ended June 30, 2018 amounting to $14,683.

Convertible Redeemable note issued on October 18, 2016, amounting to $140,000 (Note H), representing commitment fee owed by the Company pursuant to Securities Purchase Agreement entered into by the Company dated October 18, 2016. During the year ended December 31, 2017, the pending S1 registration statement was withdrawn, removing the benefit associated with the prepaid asset. The amount was therefore written off as commitment fee in the statement of operations. During the period ended March 31, 2018, the Company obtained forgiveness of the liability and the interest associated with the note payable and recorded $153,471 as forgiveness of debt in the condensed statement of operations

During the six months ended June 30, 2018, the Company entered into a Debt Exchange Agreement with the holder of the convertible note F and G. The outstanding principal amounts of the notes were extinguished and settled by issuance of 2,500,000 common shares of the Company. The Company recorded a loss of $267,522 as a result of this settlement.

Principal amount outstanding as at June 30, 2018 was $353,585.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months June 30, 2018 and 2017:

Revenue

The Company generated nil revenue during June 30, 2018 as compared to revenue of $14,186 during period ended June 30, 2017, which represents membership fee for the Company’s chess gaming website and cash sales from hosting a chess tournament in association with Florida Chess Club.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the three months ended June 30, 2018 compared to 2017 is due to lower software and website development, and marketing expenses fee during the period. This was due to the fact that the work on the website was significantly complete and did not require many services during the 2018 period.

Expenses for the three months ended June 30, 2018 primarily represented salary for two employees amounting in total to $75,000, legal and professional charges of $45,170 comprising audit, accounting and Edgar agent fee, software development expense of $6,018, website development and marketing expense amounting to $12,356 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $5,082, office and general expenses amounting to $190.

Other income and expenses comprised, change in fair value of derivative liability amounting to $395,931, loss on settlement of debt amounting to $267,522 and interest and bank charges amounting to $14,915.

Statement of Operations – For the six months June 30, 2018 and 2017:

Revenue

Revenue of 263 during June 30, 2018 which represents membership fee for the Company’s chess gaming website as compared to revenue of $15,155 during period ended June 30, 2017, which represents membership fee for the Company’s chess gaming website and cash sales from hosting a chess tournament in association with Florida Chess Club.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the six months ended June 30, 2018 compared to 2017 is due to lower advisory and consulting fee, software and website development, and marketing expenses fee during the period. This was due to the fact that the work on the website was significantly complete and did not require many services during the 2018 period.

Expenses for the six months ended June 30, 2018 primarily represented salary for two employees amounting in total to $150,000, legal and professional charges of $78,432 comprising audit, accounting and Edgar agent fee, software development expense of $21,119, website development and marketing expense amounting to $22,597 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $9,505, office and general expenses amounting to $565.

Other income and expenses comprised, change in fair value of derivative liability amounting to $176,229, loss on forgiveness of debt amounting to $114,051 (includes accrued interest of $13,471) and interest and bank charges amounting to $28,562.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2018, we had a working capital deficit of $1,823,409. We are actively seeking various financing operations to meet the working capital requirements.

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

Subsequent Events

Effective June 27, 2018, we entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., a Canadian corporation that is the late stage ACMPR applicant with Health Canada. Canary Rx Inc. holds a leasehold interest in a 40,000 sq. ft. parcel of property located in Ontario’s Garden Norfolk County for the production of approximately 3,600,000 gr. of cannabis per year with a focus on producing curated cannabis products. On June 27, 2018, Canary Rx Inc. received a letter of readiness from Health Canada and will finish the buildout of the 40,000 sq. ft. facility within the next 90-120 days.

The Exchange Agreement provides that, subject to its terms and conditions, we will issue to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition of our Common Stock, we will issue to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders will hold approximately 46.27% of the issued and outstanding Common Stock and Visava will continue its business operations as a wholly-owned subsidiary of the Company.

To assure shareholders’ understanding and appreciation of management’s commitment to increase public awareness of our new acquisition(s) and therefore increase shareholder’ value, we have changed our name to Target Group Inc. and our new trading symbol to CBDY.

In July 2018, we issued 750,000 shares as consideration for consulting services.

In July and August 2018, we issued 1,816,184 shares of common stock pursuant to conversion notices received from one of the holders of the convertible promissory notes.

During July 2018, we executed agreements pertaining to private placements amounting to $287,291, for which funds were received during the period ended June 30, 2018.

Description of Property

Our principal executive office is located at 1131A Leslie Street, Suite 101, Toronto, Ontario, Canada, M3C 3L8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

During the quarter ended June 30, 2018, the Company issued 3,140,506 shares of common stock to individuals on conversion of convertible promissory notes amounting to $47,826 and 500,000 shares were issued as consideration for consulting services amounting to $22,500.

During the six months ended June 30, 2018, the Company issued 2,500,000 shares of common stock to the note holder for settlement of debt. See Note 5 in the unaudited condensed financial statement for detail.

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

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

Dated: August 14, 2018	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

