Form 10-Q
period 2018-09-30
Target Group Inc.
filed 2018-11-14
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 000-55066

TARGET GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3621499
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 Administration Road, Unit 13 Vaughan, Ontario, Canada	L4K 4G9
(Address of principal executive officers)	(Zip Code)

+1 647-927-4644

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

76,438,259 common stock outstanding as of November 14, 2018.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TARGET GROUP INC.

(formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$

ASSETS
Current assets
Cash	154,792	56
Prepaid and other receivables	36,008	—
Sales tax recoverable	177,316	—
	368,116	56
Long term assets
Intangible assets	—	—
Furniture and equipment	902	—
Capital work in progress [Note 4.1]	1,208,315	—
Goodwill [Note 5]	3,594,195	—
Total long term assets	4,803,412	—
Total assets	5,171,528	56

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	730,041	109,741
Payable to related parties [Note 3]	392,037	123,697
Shareholder advances [Note 4]	270,576	304,322
Convertible Promissory notes, net [Note 6]	445,230	572,718
Derivative liability [Note 6]	1,897,407	951,836
Total current liabilities	3,735,291	2,062,314

Total liabilities	3,735,291	2,062,314

Contingencies and commitments	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at September 30, 2018 (1,000,000 shares outstanding as at December 31, 2017) [Note 7]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 62,051,342 common shares outstanding as at September 30, 2018 (14,973,819 common shares outstanding as at December 31, 2017) [Note 7]	6,205	1,497
Shares to be issued [Note 7]	1,395,893	73,000
Additional paid-in capital	9,588,892	5,057,758
Accumulated deficit	(9,649,509)	(7,194,613)
Accumulated comprehensive income	94,656	—
Total stockholders' deficit	1,436,237	(2,062,258)
Total liabilities and stockholders' deficit	5,171,528	56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$	$	$	$

REVENUE	—	188	263	15,343

OPERATING EXPENSES

Commitment fee	—	140,000	—	140,000
Advisory and consultancy fee	7,528	—	30,028	36,000
Management services fee	100,000	75,000	250,000	225,000
Salaries and wages	77,263	—	77,263	—
Legal and professional fees	120,262	34,706	198,694	91,107
Software development expense	8,715	17,359	29,834	70,246
Website development and marketing expenses	11,750	13,691	34,347	74,695
Rent and utilities	8,914	5,152	18,419	15,029
Travel expenses	—	1,990	—	11,873
Amortization of intangibles	—	3,271	—	10,065
Office and general	14,533	199	15,098	402

Total operating expenses	348,965	291,368	653,683	674,417

OTHER (INCOME) AND EXPENSES

Change in fair value of derivative liability	1,448,242	136,764	1,624,471	543,202
Loss (Gain) on forgiveness/settlement of debt	—	—	114,051	(226,306)
Interest and bank charges	23,265	22,593	51,827	80,520
Exchange loss (gain)	10,621	(918)	11,127	(268)
Total other (income) expenses	1,482,128	158,439	1,801,476	397,148
Net (loss) income before income taxes	(1,831,093)	(449,619)	(2,454,896)	(1,056,222)
Income taxes	—	—	—	—
Net (loss) income	(1,831,093)	(449,619)	(2,454,896)	(1,056,222)

Foreign currency translation adjustment	(94,656)	—	(94,656)	—
Comprehensive (loss) income	(1,925,749)	(449,619)	(2,549,552)	(1,056,222)

(Loss) income per share, basic and diluted	(0.04)	(0.29)	(0.07)	(1.69)
Weighted average shares - basic and diluted	50,499,454	1,544,411	32,879,956	623,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	nine months ended	nine months ended
	September 30, 2018	September 30, 2017
	$	$

OPERATING ACTIVITIES

Net loss for the period	(2,454,896)	(1,056,222)

Adjustment for non-cash items
Loss (Gain) on forgiveness/settlement of debt	114,051	(226,306)
Change in fair value of derivative	1,624,471	543,202
Amortization of intangibles	—	10,065
Shares issued/to be issued for advisory and other services	101,100	646,612
Penalties incurred on convertible promissory notes	25,781	—

Changes in operating assets and liabilities:
Change in accounts receivable	—	(13,882)
Change in prepaid asset	(20,548)	140,000
Change in sales tax recoverable	(42,680)
Change in accounts payable and accrued liabilities	(235,983)	(248,862)
Net cash used in operating activities	(888,704)	(205,393)

INVESTING ACTIVITIES
Amount invested on capital work in progress	(302,901)	—
Net cash used in investing activities	(302,901)	—

FINANCING ACTIVITIES
(Repayment) and utilization of bank overdraft facility	(63,571)	—
Repayment of shareholder advances	(188,290)	(5,802)
Shareholder advances	154,541	142,235
Proceeds from issuance of promissory notes	196,000	53,000
Proceeds from issuance of common stock	—	—
Proceeds from private placements	1,266,282	—
Net cash provided by financing activities	1,364,962	189,433

Net increase (decrease) in cash during the period	173,357	(15,960)
Effect of foreign currency translation	(18,621)
Cash, beginning of period	56	16,262
Cash, end of period	154,792	302

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	310,052	—
Shares issued as consideration for services	9,000	—
Shares issued as consideration for acquisition	3,318,842	—
Cash paid for interest	—	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition of its Common Stock, the Company issued to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders held approximately 46.27% of the issued and outstanding Common Stock of the Company and Visava will continue its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018.

Going Concern and Management Plans

The Company has not yet generated significant revenue since inception to date and has sustained operating losses during the three and nine months ended September 30, 2018. The Company had working capital deficit of $3,367,175 and an accumulated deficit of $9,649,509 as of September 30, 2018. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern up-to at least 12 months from the balance sheet date; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed consolidated unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2018 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2017.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Visava Inc. Significant intercompany accounts and transactions have been eliminated.

Reclassification of comparative figures

Certain of the prior period figures have been reclassified to align with Management’s current view of the Company’s operations.

Use of Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals. Actual results could materially differ from those estimates.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Related Party Transactions and Balances

During the nine months ended September 30, 2018, $225,000 (September 30, 2017: $225,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders and officers in the Company. The amount is included in the related party balance as at September 30, 2018.

During the year ended December 31, 2017, Eric Schindermann, who is the son of Rubin Schindermann, became a lender to the Company by way of assignment of an existing promissory note liability of the Company amounting to $18,000. 465,728 shares of the Company’s common stock were issued to Eric Schindermann subsequent to the year end, on partial conversion of the debt amounting to $3,805. Amounting outstanding to Eric under promissory notes is $14,195 as at September 30, 2018.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at September 30, 2018 and December 31, 2017 was $270,576 and $304,322, respectively. The amounts repaid during the nine months ended September 30, 2018 and 2017 were $188,290 and $nil, respectively.

4.1	Capital work in progress

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. Construction remains on schedule for completion in mid-January 2019. As at September 30, 2017, the Company has capitalized $1,208,315 in payments to multiple vendors for the construction of the facility.

5.	Goodwill and Intangible Assets

Business Acquisition

ASC Topic 805, “Business Combinations” requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead tested at least annually for impairment (which the Company tests each year end, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., a Canadian corporation that holds a leasehold interest in a parcel of property located in Ontario’s Garden Norfolk County for the production of cannabis.

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of Visava Inc. in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and will issue to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. As a result of this transaction, Visava Inc. became a wholly owned subsidiary of the Company and the former shareholders of Visava Inc. owned approximately 46.27% of the Company’s shares of Common Stock. The transaction was closed effective August 2, 2018.

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of August 2, 2018 was as follows:

Allocation of Purchase Price
$
Prepaid and other receivables	15,368
Sales tax recoverable	133,614
Furniture and equipment	897
Capital work in progress	898,422
Total assets	1,048,301

Bank overdraft	(63,693)
Accounts payable	(1,158,164)
Payable to related parties	(101,797)
Total liabilities	(1,323,654)
Net liabilities	(275,353)
Goodwill	3,594,195
Total net assets acquired	3,318,842

The purchase consideration of 25,500,000 shares and 25,000,000 warrants of the Company’s common stock valued as detailed below:

$
Number of Common Stock	25,500,000
Market price on the date of issuance	0.0665
Fair value of Common Stock	1,695,750

$
Number of warrants	25,000,000
Fair value price per warrant	0.0649
Fair value of warrant	1,623,092

Fair value of Common Stock	1,695,750
Fair value of warrant	1,623,092
Purchase consideration	3,318,842

The fair value of these warrants was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;
•	Stock price of $0.067 per share;
•	Exercise price of $0.10 per share
•	Volatility at 329%
•	Risk free interest rate of 2.66%;
•	Expected life of 2 years; and
•	Expected dividend rate of 0%

As at September 30, 2018, there were 25,000,000 warrants outstanding, fully vested and with a remaining contractual life term of 1.84 years.

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to statement of operations.

6.	Convertible Promissory Notes

During the nine months ended September 30, 2018, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on September 5, 2018, amounting to $103,000 (Note N).

Consistent with previous accounting treatment of similar financial instruments, no derivative liability is recognized for Note N as at September 30, 2018 due to the six month conversion clause as explained below.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is December 5, 2019.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 61% of the average of the three (3) lowest trading price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on August 9, 2018, amounting to $65,000 (Note M).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is September 9, 2019.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 10% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 16, 2018, amounting to $28,000 (Note L).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is October 30, 2018.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on November 28, 2017, amounting to $33,000 (Note K).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is March 10, 2019.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible promissory note issued on May 5, 2017 amounting to $23,000 (Note J).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was August 20, 2018
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercised the right of conversion, the conversion price was equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company was not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note is November 5, 2018.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

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

During the period ended March 31, 2018, the Company obtained forgiveness of the liability and the interest associated with the note payable and recorded $153,471 as forgiveness of debt in the condensed consolidated statement of operations.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was July 18, 2017.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 7 % per annum.
3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 80% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interest amounting to $49,764 was accrued for the period ended September 30, 2018 (2017: $79,758).

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative liability

During the nine months ended September 30, 2018, holders of convertible promissory notes converted principal amounting to $142,088. The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2017	Conversions during the period	Fair value adjustment	Derivative liability as at September 30, 2018

Note A	—	—	—	—
Note B and C	534,214	(172,060)	598,991	961,145
Note D	87,821	(111,205)	134,372	110,988
Note F	98,276	(3,377)	(35,206)	59,693
Note G	21,096	—	586	21,682
Note H	143,985	—	(143,985)	—
Note I	39,048	—	104,274	143,322
Note J	27,396	(103,881)	76,485	—
Note K	—	(232,111)	271,552	39,441
Note L	—	(56,266)	63,036	6,770
Note M	—	—	554,366	554,366
Note N	—	—	—	—
	951,836	(678,900)	1,624,471	1,897,407

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using Black Scholes Model.  Following assumptions were used to fair value these notes as at September 30, 2018:

•	Liquidity term of 0.08 to 1.18 years;

•	Projected annual volatility of 329.25%;

•	Risk free interest rate of 5.52%;

•	Dividend yield of 0%;

•	Stock price of $0.1020; and

•	Exercise price of $0.0117 to $0.0286.

7.	Stockholders’ Deficit

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

The Company, as authorized by its Board of Directors and stockholders, has approved a Reverse Split whereby record owners of the Company’s Common Stock as of the Effective Date, shall, after the Effective Date, own one share of Common Stock for every one thousand (1,000) held as of the Effective Date. As a result, an aggregate of $387,978 was reclassified from common stock to additional paid in capital. The Effective Date of this amendment was November 1, 2017.

Effective September 25, 2018, the Company filed an amended Certificate of Incorporation in Delaware to decrease its authorized common stock to 850,000,000 shares. The Company’s authorized preferred stock remained at 20,000,000 shares.

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 62,051,342 shares are outstanding as at September 30, 2018 (at December 31, 2017: 14,973,819 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at September 30, 2018.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the quarter ended March 31, 2017, the Company issued 4,000 shares of common stock to individuals as consideration for advisory and consultancy services amounting to $36,000 which were recorded at fair value.

During the quarter ended March 31, 2017, the Company issued 13,917 shares of common stock to individuals on conversion of convertible promissory notes amounting to $26,126, respectively.

During the quarter ended March 31, 2017, the Company issued 20,000 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $50,000 each, which were recorded at fair value.

During the quarter ended June 30, 2017, the Company issued 234,458 shares of common stock to individuals on conversion of convertible promissory notes amounting to $181,530.

During the quarter ended June 30, 2017, the Company issued 40,000 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $108,000 each, which were recorded at fair value.

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

During the year ended December 31, 2017, 533,348 shares of common stock were issued at a fair value which was lower than the par value of the shares. This resulted in a reduction in additional paid in capital amounting to $22,556.

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

During the quarter ended June 30, 2018, the Company issued 2,500,000 shares of common stock to the note holder for settlement of debt. See Note 5 for detail.

During the quarter ended September 30, 2018, the Company issued 5,301,990 shares of common stock to individuals on conversion of convertible promissory notes amounting to $87,942.

During the quarter ended September 30, 2018, the Company issued 24,648,683 shares of common stock to shareholders of Visava Inc. as per the Exchange Agreement mentioned in Note 5. The remaining shares of 851,317 are included in shares to be issued.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

851,317 shares of common stock to be issued to the remaining Visava Inc.’s shareholders as per the Exchange Agreement mention in Note 5.

19,338,807 shares of common stock to be issued as consideration for private placements. These were recorded at fair value of $1,266,282, based on the cash proceeds received by the Company. As consideration for the private placement, the Company also agreed to issue warrants to purchase 19,338,807 shares of common stock. Proper allocation between common stock and additional paid in capital of the amount received will be completed in the period when the shares and warrants are issued.

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

8.	Earnings (loss) Per Share

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

As at September 30, 2018, holders of convertible promissory notes may be issued 20,918,854 shares assuming a conversion prices ranging from $0.0117 to $0.0286 per share.

9.	Contingencies and commitments

The Company is party to a website and software development services agreement under which the Company is to arrange weekly payments amounting to $1,250 as consideration for such services, which are indefinite.

The Company is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. Total rent for the building is $1,931 plus applicable taxes per month until the notification of the right to build under their application for approval as licensed producer under the Marijuana for Medical Purpose Regulation. Subject to the notification, the rent increase to $7,725 plus applicable taxes per month. Future minimum rent payments are as follows:

$
2018	5,793
2019	23,172
2020	23,172
2021	23,172
2022 and onwards	57,930
133,239

10.	Subsequent Events

The Company’s management has evaluated subsequent events up to November 14, 2018, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During October 2018, the Company issued the remaining 851,317 shares of common stock to be issued to the Visava Inc.’s shareholders as disclosed in Note 7.

During October 2018, the Company issued 1,250,000 shares of common stock pursuant to conversion notices received from one of the holders of the convertible promissory notes.

During October 2018, the Company sold 336,686 shares of common stock to two investors through a private placement at a price of $0.10 per common stock and received gross proceeds of $33,668. As of the November 14, 2018, these shares have not been issued.

As disclosed in Note 7, during October 2018, the Company issued 12,285,600 shares pursuant to private placement funds received during the quarter ended September 30, 2018.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (formerly known as Chess Supersite Corporation) (“we,” “us” or the “Company”) for the three and nine months ended September 30, 2018 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition of its Common Stock, the Company issued to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders held approximately 46.27% of the issued and outstanding Common Stock of the Company and Visava will continue its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018.

To assure shareholders’ understanding and appreciation of management’s commitment to increase public awareness of our new acquisition(s) and therefore increase shareholder’ value, we have changed our name to Target Group Inc. and our new trading symbol to CBDY.

Employees

We currently have three employees, Rubin Schindermann, our CEO, Alexander Starr, our President and Saul Niddam, our CIO. We have contracted with a number of independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

Intellectual Property Protection

On July 8, 2016, we submitted an International Patent Application with the Canadian Intellectual Property Office for an “Interactive Expectation-Based System and Method” for our online chess competition entitled “Choose Your Moves and Win”. Patent application is pending as of November 14, 2018.

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

Balance sheet – As at September 30, 2018 and December 31, 2017

Cash

At September 30, 2018 we had cash of $154,792 compared to $56 as at December 31, 2017. The increase is due to multiple private placements held during the current quarter offset by payments of software development, consulting, professional and legal expenses during the period.

Prepaid asset

Prepaid asset amounting to $140,000 represented commitment fee owed by us to a certain investor in respect of a drawdown facility which is not yet active. The asset was written off in the statement of operations during the year ended December 31, 2017 because the benefit associated in form of the equity line of credit no longer exists.

At September 30, 2018 we had prepaid expenses of $36,008 compared to $nil as at December 31, 2017. The balance represents the retainer fees paid to our lawyer and security deposit for the leased land.

Sales tax recoverable

At September 30, 2018 we had $177,316 of sales tax recoverable compared to $nil as at December 31, 2017.

Intangible assets

Intangible assets represent the amount incurred by the Company related to the development of the online chess gaming website. During the year ended December 31, 2017, after the management’s review and evaluation of its recoverability, the intangible asset was written off.

Capital work in progress

Capital work in progress represents the ongoing construction work of our cannabis cultivation facility on the leased land which initiated during September 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. Construction remains on schedule for completion in mid-January 2019.

Accounts payable and accrued liabilities

At September 30, 2018 we had $730,041 of accounts payable and accrued liabilities as compared to $109,741 as at December 31, 2017. The balance primarily represents consulting and construction services related to capital work in progress amounting to $468,722, interest on promissory notes amounting to $113,807, advertising and promotion services amounting to $332, marketing services cost amounting to $13,650, accounting fee accrual of $2,500 and review fee accrual of $3,000, and outstanding professional fees of $53,132.

Payable to related parties

At September 30, 2018 we had $392,037 of amount payable to related parties as compared to $123,697 as at December 31, 2017. The balance represents management services fee outstanding to the managers of the Company.

Shareholder advances

At September 30, 2018 we had $270,576 of shareholder advances as compared to $304,322 as at December 31, 2017. The balance represents Company’s expenses personally paid by shareholders.

Convertible promissory notes payable

In January 2018, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $28,000. The outstanding amount under the note is due on or before October 30, 2018.

Convertible Redeemable note issued on October 18, 2016, amounting to $140,000 (Note H), representing commitment fee owed by the Company pursuant to Securities Purchase Agreement entered into by the Company dated October 18, 2016. During the year ended December 31, 2017, the pending S1 registration statement was withdrawn, removing the benefit associated with the prepaid asset. The amount was therefore written off as commitment fee in the statement of operations. During the period ended March 31, 2018, the Company obtained forgiveness of the liability and the interest associated with the note payable and recorded $153,471 as forgiveness of debt in the condensed consolidated statement of operations

During the six months ended June 30, 2018, the Company entered into a Debt Exchange Agreement with the holder of the convertible note F and G. The outstanding principal amounts of the notes were extinguished and settled by issuance of 2,500,000 common shares of the Company. The Company recorded a loss of $267,522 as a result of this settlement.

During August and September 2018, we entered into an agreement with two investors and issued them a convertible promissory note amounting to $65,000 and $103,000, respectively. The outstanding amount under the notes are due on or before September 9, 2019 and December 5, 2019, respectively.

We accrued net interest on promissory notes during the three months ended September 30, 2018 amounting to $21,763.

Principal amount outstanding as at September 30, 2018 was $445,230.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months September 30, 2018 and 2017:

Revenue

The Company generated nil revenue during September 30, 2018 as compared to revenue of $188 during period ended September 30, 2017, which represents membership fee for the Company’s chess gaming website and cash sales from hosting a chess tournament in association with Florida Chess Club.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three months ended September 30, 2018 compared to 2017 is due to higher salaries and wages, legal and professional fees, and rent expenses during the period. This increase was due to the acquisition of the subsidiary and consolidation of the subsidiary’s activities post acquisition.

Expenses for the three months ended September 30, 2018 primarily represented salary amounting in total to $177,263, legal and professional charges of $120,262 comprising legal, review, accounting and Edgar agent fee, software development expense of $8,715, website development and marketing expense amounting to $11,750 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $8,914, office and general expenses amounting to $14,533.

Other income and expenses comprised, change in fair value of derivative liability amounting to $1,448,242, and interest and bank charges amounting to $23,265.

Statement of Operations – For the nine months September 30, 2018 and 2017:

Revenue

Revenue of 263 during September 30, 2018 which represents membership fee for the Company’s chess gaming website as compared to revenue of $15,343 during period ended September 30, 2017, which represents membership fee for the Company’s chess gaming website and cash sales from hosting a chess tournament in association with Florida Chess Club.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the nine months ended September 30, 2018 compared to 2017 is due to higher salaries and wages, legal and professional fees, and rent expenses during the period. This increase was due to the acquisition of the subsidiary and consolidation of the subsidiary’s activities post acquisition

Expenses for the nine months ended September 30, 2018 primarily represented salaries amounting in total to $327,263, legal and professional charges of $198,694 comprising legal, review, accounting and Edgar agent fee, software development expense of $29,834, website development and marketing expense amounting to $34,347 for the development of the Company’s website Chessstars.com and its marketing and publicity, rent and utilities amounting to $18,419, office and general expenses amounting to $15,098.

Other income and expenses comprised, change in fair value of derivative liability amounting to $1,624,471, loss on forgiveness of debt amounting to $114,051 (includes accrued interest of $13,471) and interest and bank charges amounting to $51,827.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2018, we had a working capital deficit of $3,367,175. We are actively seeking various financing operations to meet the working capital requirements.

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

Subsequent Events

During October 2018, we issued the remaining 851,317 shares of common stock to be issued to the Visava Inc.’s shareholders as disclosed in Note 7 in the unaudited condensed consolidated financial statements.

During October 2018, we issued 1,250,000 shares of common stock pursuant to conversion notices received from one of the holders of the convertible promissory notes.

During October 2018, we sold 336,686 shares of common stock to two investors through a private placement at a price of $0.10 per common stock and received gross proceeds of $33,668. As of the November 14, 2018, these shares have not been issued.

As disclosed in Note 7 in the unaudited condensed consolidated financial statements, during October 2018, we issued 12,285,600 shares pursuant to private placement funds received during the quarter ended September 30, 2018.

Description of Property

Our principal executive office is located at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada, L4K 4G9.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2018, the Company issued 5,301,990 shares of common stock to individuals on conversion of convertible promissory notes amounting to $87,942.

During the quarter ended September 30, 2018, the Company issued 24,648,683 shares of common stock to shareholders of Visava Inc. as per the Exchange Agreement mentioned in Note 7 in the unaudited condensed consolidated financial statements. The remaining shares of 851,317 are included in shares to be issued.

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

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

Dated: November 14, 2018	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

