Form 10-K
period 2018-12-31
Target Group Inc.
filed 2019-04-01
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☒

Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,274,268 as of June 30, 2018.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 1, 2019, the registrant had 153,694,313 shares of Common Stock issued and outstanding.

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “Company,” or “Target” are to Target Group Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

Item 1. Business

Historical background

Target Group Inc. (formerly known as Chess Supersite Corporation) (“Target Group” or “the Company”) was incorporated in the State of Delaware on July 2, 2013, under our original name of River Run Acquisition Corporation. On May 5, 2014, we issued 500,000 shares of common stock to Rubin Schindermann and 500,000 shares of Common Stock to Alexander Starr. With the issuance of these shares and the redemption of 19,500,000 shares of common stock issued to our original officers, directors and shareholders, we effected a change of control. Mr. Schindermann and Mr. Starr became our new officers and directors. They accepted the resignations of our original founding officers and directors. Effective May 13, 2014, the Company changed its name to Chess Supersite Corporation.

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

Our original business comprised the operation of an extensive chess gaming website under the name ChessStars™. This comprehensive user friendly web site www.chessstars.com, offered a state-of-the-art playing zone, broadcasts of the major tournaments, intuitive mega database, chess skilled contests and much more.

On July 3, 2018, we filed an amendment in our Certificate of Incorporation to change our name to Target Group Inc. Effective October 18, 2018, our common stock became eligible for quotation on the OTCQB platform operated by OTC Markets Group Inc, under the symbol “CBDY”.

Effective December 12, 2018, our Board of Directors approved the termination of our ChessStars™ online chess playing platform effective December 31, 2018. We will seek to sell all of the assets that comprise the ChessStars™ business. to a third-party buyer at the best possible price.

Cannabis Business-Canada

We are now engaged in the cultivation, processing and distribution of curated cannabis products for the adult-use medical and recreational cannabis market in Canada and, where legalized by state legislation, in the United States. We believe that there is a shift in the public’s perception of cannabis from a state of prohibition to a state of legalization. In October 2018, Canada became the first major industrialized nation to legalize adult-use cannabis at the national federal level. Cannabis is still heavily regulated. However, the medical use of cannabis is now permitted in up to 29 countries and many more countries have reformed, or are considering reforming, their cannabis uses laws to include the recreational use of cannabis.

In the 2016 publication by Deloitte, Insights and Opportunities Recreational Marijuana, the project size of the Canadian adult-use market ranged from CDN$4.9 billion to CDN$8.7 billion annually. Ion the 2018 publication by Deloitte, A Society in Transition, an Industry Ready to Boom, the projected size of the Canadian adult-use market in 2019 ranged from CDN$1.8 billion to CDN$4.3 billion. The Canadian medical cannabis industry experienced substantial growth since 2014. Health Canada projects the Canadian cannabis market will reach CDN$1.3 billion in annual value by 2024.

We intend to position ourselves with a core emphasis on co-packaging services to accommodate all consumer-packaged goods required for the sophisticated cannabis market in Canada and internationally. This will integrate cannabinoid research, analytical testing, product development and manufacturing.

Our product manufacturing will include, but will not be limited to the following:

·	Cannabis flower pods for vaporizer use
·	Cannabis extract pods for vaporizer use
·	Cannabis pre-rolls
·	K-Cup infused coffee and tea pods
·	Infused cannabis beverages
·	Infused cannabis edibles
·	Infused topical products and CBD wellness products.

Recent Acquisitions

To take advantage of the opportunity resulting from the legalization of adult-use cannabis in Canada, we completed several strategic acquisitions and entered into several significant agreements as follows:

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., (“Canary”), a Canadian corporation that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a late stage Canadian licensed cannabis producer under Health Canada’s Cannabis Act (“Bill C-45”). Canary expects to produce at least 3,600,000 grams of cannabis per year, beginning in the third quarter of 2019.

Pursuant to the Exchange Agreement, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition of its Common Stock, the Company issued to the Visava shareholders, prorata Common Stock Purchase Warrants to purchase an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. The transactions contemplated by the Exchange Agreement closed effective August 2, 2018. Visava will continue its business operations as a first-tier wholly-owned subsidiary of the Company with Canary operating as our second-tier subsidiary.

Effective December 6, 2018, the Company and Canary entered into a Distribution, Collaboration and Licensing Agreement (“Agreement”) with Serious Seeds B.V. (“Serious Seeds”), incorporated in the Netherlands, and Simon Smit (“Smit”), President of Serious Seeds. Under the Agreement, Canary was appointed the exclusive distributor in Canada and all other legal markets globally of Serious’ proprietary cannabis seed strains and Serious’ cannabis cuttings, dried flowers, extracts and seeds. In addition, under the Agreement Canary Rx and Serious will develop certain “Collaborative Products” defined as cannabis seed strains created collaboratively using Serious’ intellectual property. During the term of the Agreement, Canary will own all of the intellectual property related to the Collaborative Products.

Under the Agreement, Smit has granted Canary an exclusive license in Canada and all legal markets globally to Serious’ intellectual property including the right to use the service mark of Serious Seeds and all of the names of Serious’ proprietary cannabis seed strains including but not limited to Chronic, AK-47, White Russian, Bubble Gum, Kali Mist, Warlock, Double Dutch, Biddy, Early, Motavation and Strawberry-AKeil

The initial term of the Agreement will be five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company will issue to Smit 250,000 shares of the Company’s common stock. In addition, beginning on the 13th month following the effective date of the Agreement and continuing through the sixtieth month of the initial term, the Company will issue to Smit each month 5,208.3333 shares of common stock and warrants to purchase 200,000 shares of Target common stock at $0.15 per share. In addition, Smit will be issued warrants in each of the foregoing months to purchase 16,666.6667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates.

In consideration of Canary Rx’s appointment as Serious’ exclusive distributor in Canada, Canary Rx will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

Cannavolve Inc. Sales Agency Agreement

Effective December 13, 2018, the Company appointed Cannavolve Inc., an Ontario, Canada corporation based in Toronto (Cannavolve”), under the terms of a Licensed Producer/Licensed Processor Sales Agency Agreement (“Agency Agreement”), as the Company’s exclusive agent in Canada to market and sell the CannaKorp Wisp™ vaporizer, the Serious Seeds™ products and Canary branded cannabis in the recreational cannabis markets ( collectively the “Products). Cannavolve is an independent recreational cannabis sales and marketing Company established to represent licensed producers and licensed processors in Canada of cannabis and cannabis accessories. Cannavolve operates in Canada with offices in Halifax, Montreal, Calgary and Vancouver.

Under the Agency Agreement, Cannavolve will be paid a commission of 6% of net sales based on the wholesale prices of the Products. The initial term of the Agency Agreement is two (2) years from December 13, 2018 subject to a renewal term of two (2) additional years. In addition to customary termination provisions based upon the material default of either the Company or Cannavolve, we can terminate the Agency Agreement without cause upon ninety (90) days prior written notice.

CannaKorp Inc.

Pursuant to the terms of an Agreement and Plan of Share Exchange dated January 25, 2019 (“Exchange Agreement”), on March 1, 2019 we completed the acquisition of Massachusetts –based CannaKorp Inc., a Delaware corporation (“CannaKorp”). CannaKorp has developed a single-use pre-measured pod and vaporizer system for consumers interested in vaporizing natural herbs, including cannabis. The patent-pending system is known as The Wisp™ and Wisp Pods™. The Wisp™ vaporizer system extracts the medically beneficial compounds more efficiently while simultaneously offering a much safer and enjoyable experience than other alternatives.

Under the terms of the Exchange Agreement, we issued 30,407,712 shares of our common stock to the exchanging CannaKorp shareholders in exchange for 99.8% of the outstanding common stock held by the CannaKorp shareholders. CannaKorp will continue to operate as our subsidiary.

Item 1A Risk Factors.

In addition to all other information set out in this Report, including our consolidated financial statements and the related notes included elsewhere in this Report, our business is subject to a number of risks that are uniquely applicable to the cannabis business generally and specifically in the cannabis business in Canada. Other risks and uncertainties that we do not presently consider material, or of which we are not presently aware, may become important factors that affect our future financial condition and results of operations. If any of the risks discussed below actually occur, our business, financial condition, results of operations and prospects could be materially affected.

Risks Related to Our Cannabis Business and the Cannabis Industry in the United States

Our proposed business is dependent on laws pertaining to the marijuana industry

Continued development of the marijuana industry is dependent upon continued legislative authorization and/or voter approved referenda at the state level. Any number of factors could slow or halt progress in this area. In addition, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process, any one of which could slow or halt the use of marijuana, which could negatively impact our business.

Cannabis remains illegal under U.S. federal law.

The possession and use of marijuana is illegal under U.S. federal and certain states’ laws, which may negatively impact our business. Use of marijuana is regulated by both the U.S. federal government and state governments and state and U.S. federal laws regarding marijuana are often in conflict. Federal law criminalizing the use of marijuana pre-empts state laws that legalize the possession and use of marijuana for medical and recreational purposes. The Trump Administration has made statements indicating that the Trump Administration intends to take a harsher stance on federal marijuana laws. Any such changes in the federal government’s enforcement of current federal laws could adversely affect our ability to possess or cultivate marijuana. Marijuana is a Schedule 1 controlled substance under the Controlled Substance Act (“CSA”) meaning that it has a high potential for abuse, has no currently “accepted medical use” in the United States, lacks accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. No drug product containing natural cannabis or naturally-derived cannabis extracts have been approved by the U.S. Food and Drug Administration for use in the U.S. or obtained registration from the United States Drug Enforcement Administration (“DEA”) for commercial production and the DEA may never issue the registrations required of the commercialization of such products. We will continue to assess potential strategic acquisitions of existing or new businesses in the cannabis industry, should we determine that such activities are in our best interests and in best interests of our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis, particularly, if the federal government determines to actively enforce all federal laws applicable to cannabis.

Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally effect are business.

Local, state and federal marijuana laws and regulations are broad in scope and subject to evolving interpretations, which require us to incur potentially substantial costs associated with compliance and could alter our business plans. In addition, violations of these laws or allegations of such violations could disrupt our business and materially affect our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any such future laws, regulations, interpretations or applications, nor can we determine what effect governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continue legalization of cannabis at the state level and a number of factors could curtail or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its sale and distribution, or the re-criminalization or restrictions on cannabis use at the state level could negatively impact our business. We cannot predict the nature of any future laws and regulations or their interpretations or applications. It is possible that regulations may be enacted in the future that will be materially adverse to our business.

Our potential customers, clients and companies with which we may elect to invest directly may have difficulty accessing the services of U.S. banks which may make it difficult for them to operate.

On February 14, 2014, the U.S. Financial Crimes Enforcement Network (FinCen”) issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses consistent with the Bank Secrecy Act obligations. A memorandum issued by the U.S. Justice Department to federal prosecutors reiterated the guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. However, the FinCen guidelines fall short of the explicit legal authorization that the banking industry had requested the government provide. To date, it is not clear if any banks have relied on the FinCen guidelines to take on legal cannabis companies as clients. Because the use, sale and distribution of cannabis remains illegal under U.S. federal law, many banks will not accept deposits from or provide other bank services to business involved with cannabis. The inability to open bank accounts may make it difficult for our existing and potential customers to operate.

Operational risks of the cannabis industry.

Companies involved in the cannabis industry face intense competition, may have limited access to services of banks, may have substantial burdens on company resources due to litigation, complaints or enforcement actions and are heavily dependent on receiving necessary permits and authorization to engage in the cultivation, possession or distribution of cannabis. Many of our current and potential competitors have longer operational histories, significantly greater financial, marketing and other resources and larger client bases than us and there can be no assurances that we will be able to successfully compete against these or other companies.

Risks Related to Our Cannabis Business and the Cannabis Industry in Canada

The effects of the legalization of recreational cannabis in Canada is unknown at this time.

The Government of Canada approved the Cannabis Act (Bill C-45) which went into effect on October 17, 2018. The Cannabis Act allows for regulated and restricted access to cannabis for recreational adult-use in Canada. Under the Cannabis Act, there are significant restrictions on the marketing, branding, product formats and distribution channels allowed under the law. Additional restrictions may be imposed at the provincial level. Any failure by us to comply with the applicable regulatory requirements at the federal and provincial level could require changes to our proposed operations; result in regulatory or agency proceedings or investigations, increase compliance costs, fines, penalties or restrictions on our operations or revocation of our licenses and other permits.

The recreational adult-use cannabis market in Canada may become over supplied following the implementation of the Cannabis Act.

As a result in the surge of demand for cannabis as a result of the implementation of the Cannabis Act, we and other cannabis producers in Canada may produce more cannabis that is needed to satisfy the market and we may not be able to export that oversupply into other markets where cannabis use is fully legal under all federal, state and provincial laws The available supply of cannabis could exceed demand, resulting in a decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue to result in profitability.

We are required to comply with federal, state or provincial and local laws in each jurisdiction where we conduct our business

Various federal, state or provincial and local laws and regulations govern our business in the jurisdictions in which we operate and propose to operate. These laws and regulations include those relating to health and safety and the production, management, transportation and storage of cannabis. Compliance with these laws and regulations requires concurrent compliance with complex federal, state, provincial and local laws and regulations. Compliance with these laws and regulations requires significant financial and managerial resources. A determination that we are not in compliance with these laws and regulations could harm our business. It is impossible to predict the cost or effect of such laws and regulations on our current and future business.

We may seek to enter into strategic alliances or acquisitions with third parties that we believe will have a beneficial impact on our business and there are risks that such alliances or acquisitions will not enhance our business in the desired manner.

We may expand, or in the future enter into, alliances or acquisitions with third parties that we believe will complement or enhance our existing business. Our ability to take advantage of existing or new alliances or acquisitions is dependent upon a number of factors such as the availability of suitable candidates and working capital. Future strategic alliances or acquisitions could result in the incurrence of debt, costs and contingent liabilities. In addition, there can be no assurances that future alliances or acquisitions will achieve the expected benefits to our business or that we will be able to consummate future strategic alliances or acquisitions on satisfactory terms, or at all.

We may not be able to identify and execute future acquisitions or to successfully manage the impact of such transactions on our business.

Acquisitions and/or other strategic business combinations involve many risks including (i) disruption of our existing business; (ii) the distraction of management away from the ongoing oversight of our existing business operations; (iii) incurring additional indebtedness; and (iv) increasing the scope and complexity of our operations. A strategic transaction may result in unforeseen obstacles or costs in implementing the transaction or integrating any acquired business into our existing operations.

Our cannabis cultivation business is subject to risks associated with an agricultural business.

One of the major aspects of our business operations is cultivating cannabis which is an agricultural process. As such, that part of our business is subject to the risks associated with the agricultural business, including crop failure presented by weather, plant diseases, and similar agricultural risks. Although we will grow our cannabis products indoors under climate controlled conditions, there can be no assurances that natural elements, such as insects and plant diseases, will not disrupt our production activities or have an adverse effect on our business.

We may not be able to attract or retain key personnel with sufficient experience in the cannabis industry and we may not be able to attract, develop and retain additional employees required for our development and future success.

Our success is dependent to a great extent on the performance of our management team and certain key employees and our ability to attract, develop, motivate and retain highly qualified and skilled employees who are in high demand. The loss of the services of any key personnel, or an inability to attract other suitably qualified persons when needed, could prevent us from executing our business plan and we may not be able to find adequate replacements on a timely basis, if at all. Currently, we do not maintain any key-person insurance on the lives of any of our key personnel. Furthermore, each director and officer of a company that holds a license is subject to the requirement to obtain and maintain a security clearance from Canada Health under the Cannabis Act. A security clearance is valid for not more than five years and must be renewed before the expiration of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearance or that new personnel who require a security clearance be able to obtain one. A failure by an individual in a key operational position to maintain or renew a security clearance could result in a reduction or complete suspension of our operations.

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

Intellectual Property Protection

Our subsidiary CannaKorp Inc. holds the following patents:

International Patent Application No. PCT/US20115/013778

Title: METHODS AND APPARATUS FOR PRODUCING HERBAL VAPO

Filing Date: January 30, 2015

Ref. No.: B1411.70000WO00

U.S. Provisional Application No.: 61/934.255

Title: CONTAINER POD AND DELIVERY SYSTEM

Filing Date: January 31, 2014

Ref. No.: B1411.70000US00

In addition, CannaKorp has proprietary rights to certain trade names, trademarks and service marks which include WISP POD™; cPOD™; CANNACUP™; and WISP™. CannaKorp also has certain proprietary formulas and processes involving herbal formulas and flavors, proprietary herbal production processes and an herbal base developed to suspend active ingredients for optimal vaporization.

Corporate Facilities

We lease our administrative and executive offices at a monthly rent of $1,298 plus applicable taxes located at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada.

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

To the extent we continue to qualify as a “smaller reporting company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, after we cease to qualify as an “emerging growth company”, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as “smaller reporting company” including (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; and (ii) scaled executive compensation disclosures; and (iii) the requirement to provide only two years of audited consolidated financial statements instead of three.

Item 2. Properties

The Company does not own any properties at this time and has no agreements to acquire any properties. The Company leases a 44,000 square foot facility located in Norfolk County, Ontario to produce Medical and Recreational Cannabis. Total rent for the building is $1,833 (CAD $2,500) plus applicable taxes per month until the notification of the right to build under their application for approval as licensed producer under The Cannabis Act. Subject to the notification, as of January 1st 2019 the rent increased to $18,326 (CAD $25,000) plus applicable taxes per month.

Following the acquisition of CannaKorp, we have assumed CannaKorp’s lease on its offices located outside of Boston in Stoneham, MA. The monthly rent for those offices is $1,200 plus applicable taxes and utilities.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTCQB inter-dealer quotation service maintained by OTC Markets Group Inc. under the symbol “CBDY”. The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years, as adjusted for the 1 for 1,000 reverse effective October 31, 2017.  Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year

Fiscal year 2018
High	$0.060	0.290	0.159	0.300	0.300
Low	$0.012	0.015	0.023	0.055	0.012

Fiscal year 2017
High	$20.000	6.200	0.500	0.100	20.000
Low	$2.000	0.400	0.100	0.005	0.005

Our common stock is subject to Rule 15g-9 of the Exchange Act, known as the Penny Stock Rule which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission (“SEC”) also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

As of the date of this report, we have 153,694,313 shares of common stock issued and outstanding held by 194 stockholders of record.

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

Recent Sales of Unregistered Securities

During the prior three years, we sold the following securities without registration under the Securities Act of 1933, as amended. The shares amounts shown for 2016 and 2017 do not take into account our reverse stock split of 1-for-1,000, effective November 1, 2017.

2016

In February, we issued 50,000 (50 - post reverse split) shares of common stock at a price of $0.50 per shares in payment of $25,000 of consulting services to a third-party unaffiliated consultant.

In March, we issued two convertible promissory notes in the principal amount of $150,000 each to two private investors. The note permits the holders thereof to convert the outstanding principal and interest balances into our common stock at a conversion price equal to 45% of the lowest trading price of our common stock on the date of conversion.

In March, we issued 65,000 (65 - post reverse split) shares of common stock at a price of $0.50 per share to two private investors in consideration of $32,500.00.

In May, we issued our convertible promissory note in the principal amount of $75,000.00 to a private investor. The note permits the holder to convert the outstanding principal and interest balance into our common stock at a conversion price equal to 52% of the lowest trading price of our common stock on the date of conversion.

In July, we issued 140,000 (140 - post reverse split) shares of common stock pursuant to an invoice for consulting services in the amount of $49,140. (24/7 Marketing). We issued 5,000,000 ((5,000 - post reverse split) shares to each of our two officers and directors in lieu of the payment of $50,000 of unpaid compensation owed to each of them.

In September, we issued 80,000 (80 - post reverse split) shares of common stock at a price $0.50 per share in payment of $40,000 of consulting services.

2017

In January, we issued a convertible promissory note in the principal amount of $33,000 to a private investor. The not permits the holder to convert the principal and accrued interest into common stock at a price equal to 58% of the trading price of the common stock on the date of conversion.

In January, we issued 1,264,423 (1,264 - post reverse split) shares of common stock at a price per share of $0.0042 upon the partial conversion of an outstanding promissory note.

In February, we issued 5,690,072 (5,690 - post reverse split) shares of common stock at a price per share of $0.0029 upon the partial conversion of an outstanding promissory note.

In March, we issued 20,000,000 (20,000 - post reverse split) shares of common stock in payment of accrued and unpaid executive compensation in the aggregate amount of $100,000. We also issued 6,962,246 (6,962 - post reverse split) shares of common stock at a price per share of $0.0012 upon the partial conversion of an outstanding promissory note.

In April, we issued 40,000,000 (40,000 - post reverse split) shares of common stock to each of our officers and directors at a price per share of $0.0025 in lieu of the payment of executive compensation in the aggregate amount of $100,000. We also issued an aggregate of 46,361,595 (46,362 - post reverse split) shares of common stock to three holders of convertible promissory notes at a price per share of $0.002.

In May, we issued an aggregate of 127,947,300 (127,947 - post reverse split) shares of common stock to three holders of convertible promissory notes at a price per share of $0.0001.

In June, we issued an aggregate of 60,149,599 (60,150 – post reverse split) shares of common stock to three holders of convertible promissory notes at a price per share of $0.0002.

In September, we issued 1,400,000,000 (1,400,000 – post reverse split) shares of common stock to each of our officers and directors at a price per share of $0.0001 in lieu of the cash payment of accrued executive compensation in the aggregate amount of $280,000.

In July, we issued an aggregate of 250,501,846 (250,502 – post reverse split) shares of common stock to three holders of convertible promissory notes at a price per share of $0.0002.

In August, we issued an aggregate of 425,125,384 (425,125 – post reverse split) shares of common stock to three holders of convertible promissory notes at a price per share of $0.0001.

In November we issued we issued 10,000,000 shares of common stock to our officers and directors at a price per share of $0.01 in lieu of a cash payment of accrued executive compensation in the aggregate amount of $100,000. We also issued an aggregate of 1,555,784 shares of common stock to three holders of convertible promissory notes at a price per share of $0,008 per share.

2018

In January, we issued 750,000 shares at a price of $0.003 per share and 741,000 shares at $0.0054 per share, respectively, upon the partial conversion of outstanding convertible promissory notes held by two persons.

In February, we issued (a) 300,000 shares at a price of $0.0120 per shar pursuant to a consulting agreement; (b) 3,000,000 shares at a price of $0.0030 per share, 200,000 shares at a price of $0.0123 and 465,728 shares at a price of $0.00817 per share, respectively upon the conversion of an outstanding convertible promissory note.

In March, we issued an aggregate of 5,529,412 shares at a price of $0.017 per shares to our officers and directors in lieu of the payment of accrued and unpaid compensation in the aggregate amount of $84,000.

In April, we issued 500,000 shares of common stock at a price of $0.045 per shares in payment of $22,500 of consulting services to a third-party unaffiliated consultant.

In May, we issued 3,140,506 shares at a price of $0.0151 per share upon the partial conversion of two outstanding promissory notes.

In June, we issued 2,500,000 shares of common stock to the note holder for settlement of debt. Refer to Note 14 of the consolidated financial statements for further details.

In July, we issued 411,184 of common stock at a price of $0.00912 upon the conversion of an outstanding convertible promissory note. We also issued 750,000 shares of common stock at a price of $0.0621 per shares in payment of $46,575 of marketing services to a third-party unaffiliated consultant.

Effective in August, we issued 25,500,000 shares of common stock pursuant to the Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc./Canary Rx Inc. As part of consideration for the above agreement, we also agreed to issue warrants to purchase 25,000,000 shares of common stock. In addition, we issued 2,740,806 shares at a price of $0.0292 per share upon the partial conversion of two outstanding promissory notes.

In September, we issued 19,365,807 shares of common stock at prices of $0.05; $0.07; and $0.10 per share and warrant to purchase up to an additional 19,365,807 shares of common stock for two years from the date of issuance at prices of $0.10 and $0.15 per share.

In October, we issued an aggregate of 4,677,164 and $1,250,000 shares of common stock at a price of $0.0151 and $0.20, respectively, per share upon the partial conversion of four convertible promissory notes. In addition, we issued an aggregate of 7,630,769 shares of common stock at prices of $0.05, $0.07 and $0.10 per share to sixteen (16) private investors plus warrants to purchase up to an additional 7,630,769 shares of common stock for two years from the date of issuance at prices of $0.10 and $0.15 per share.

In November, we issued an aggregate of 1,659,846 shares of common stock at prices of $0.05, $0.07 and $0.10 per share to seven (7) private investors plus warrants to purchase up to an additional 1,659,846 shares of common stock for two years from the date of issuance at prices of $0.10 and $0.15 per share. In addition, we issued 3,437,364 shares of common stock at a price of $0.151 per share upon the partial conversion of two convertible promissory note.

In December, we issued an aggregate of 34,438,212 shares to nine (9) private investors at a price of $0.02, $0.03, $0.06 and $0.07 per share plus warrants to purchase up to an additional 34,438,212 shares at a price of $0.15 per share.

The foregoing issuances of unregistered securities were undertaken in reliance on the exemption from registration at Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and in some instances in reliance on Regulation S under the Securities Act of 1933, as amended, for transactions with non-US residents residing abroad.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2018, the Company had not generated significant revenues and had no income or cash flows from operations since inception. At December 31, 2018, the Company had sustained net loss of $1,900,341, and had an accumulated deficit of $9,094,954.

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

Balance sheet as at December 31, 2018 and 2017

Cash

At December 31, 2018 we had cash of $303,438 compared to $56 as at December 31, 2017. The increase is primarily due to proceeds received from private placements and note issuances offset by payment of capital work in progress, software development, consulting expenses and professional and legal expenses during the year.

Prepaid asset

Prepaid asset amounting to $140,000 represented commitment fee owed by us to a certain investor in respect of a drawdown facility which is not yet active. The asset was written off in the statement of operations during the year ended December 31, 2017 because the benefit associated in form of the equity line of credit no longer exists.

At December 31, 2018 we had prepaid expenses of $35,145 compared to $nil as at December 31, 2017. The balance represents the retainer fees paid to our lawyer and security deposit for the leased land for the facility to produce Medical Marijuana.

Sales tax recoverable

At December 31, 2018, we had $294,033 of gross sales tax recoverable compared to $nil as at December 31, 2017. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of 25% of the sales tax recoverable of $75,902 stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

Intangible assets

Intangible assets represent the amount incurred by the Company related to the development of the online chess gaming website. During the year ended December 31, 2017, after the management’s review and evaluation of its recoverability, the intangible asset was written off.

Additionally, intangible assets represent goodwill acquired during the acquisition of our subsidiary.

Capital work in progress

Capital work in progress represents the ongoing construction work of our cannabis cultivation 44,000 square feet facility on the leased land which initiated during September 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. Construction remains on schedule for completion by mid-April 2019.

Accounts payable and accrued liabilities

Accounts payable amounting to $1,739,765 as at December 31, 2018, primarily represents consulting and construction services related to capital work in progress amounting to $ 1,330,693, interest on promissory notes amounting to $133,082, advertising and promotion services amounting to $332, marketing services cost amounting to $13,650, valuation fee accrual of $3,500, accounting fee accrual of $2,500 and review fee accrual of $3,000, and outstanding professional fees of $54,391.

Accounts payable amounting to $109,741 as at December 31, 2017, represents account payable for advertising and promotion amounting to $14,214, accrual for marketing services amounting to $13,650, and other accruals for professional services.

Payable to related parties

At December 31, 2018 we had $403,620 of amount payable to related parties as compared to $123,697 as at December 31, 2017. The balance represents management services fee outstanding to our two shareholder/managers and non-interest bearing, unsecured loans from other related parties.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. The amount of advance as at December 31, 2018 and 2017 was $209,046 and $304,322, respectively. The amounts repaid during the years ended December 31, 2018 and 2017 were $281,927 and $48,236, respectively.

Convertible promissory notes payable

In January 2018, we entered into an agreement with an investor and issued them a convertible promissory note amounting to $28,000. The outstanding amount under the note was due on or before October 30, 2018. During the year ended December 31, 2018, we issued 2,990,806 shares of common stock upon the full conversion of the principal balance and the outstanding accrued interest of the promissory note.

Convertible Redeemable note issued on October 18, 2016, amounting to $140,000 (Note H), representing commitment fee owed by the Company pursuant to Securities Purchase Agreement entered into by the Company dated October 18, 2016. During the year ended December 31, 2017, the pending S1 registration statement was withdrawn, removing the benefit associated with the prepaid asset. The amount was therefore written off as commitment fee in the statement of operations. During the period ended March 31, 2018, the Company obtained forgiveness of the liability and the interest associated with the note payable and recorded a gain of $153,471 as forgiveness of debt in the condensed consolidated statement of operations.

During the quarter ended June 30, 2018, the Company entered into a Debt Exchange Agreement with the holder of the convertible note F and G. The outstanding principal amounts of the notes were extinguished and settled by issuance of 2,500,000 common shares of the Company. The Company recorded a loss of $267,522 as a result of this settlement.

During quarter ended September 30, 2018, we entered into an agreement with two investors and issued them a convertible promissory note (Note M & N) amounting to $65,000 and $103,000, respectively. The outstanding amount under the notes are due on or before September 9, 2019 and December 5, 2019, respectively.

During quarter ended December 31, 2018, we entered into an agreement with two investors and issued them a convertible promissory note (Note O & P) amounting to $75,000 and $83,000, respectively. The outstanding amount under the notes are due on or before November 28, 2019 and June 24, 2020, respectively.

We accrued net interest on promissory notes during the year ended December 31, 2018 amounting to $67,923.

Principal amount outstanding as at December 31, 2018 was $479,079.

Income statement for the years ended December 31, 2018 and 2017

Revenues for the years ended December 31, 2018 and 2017

Revenue of 263 during year ended December 31, 2018 which represents membership fee for the Company’s chess gaming website.

Revenue of $15,434 during the year ended December 31, 2017 comprises an amount of $13,882, which we invoiced as consideration for the revenue earned from ticket sales for 2017 Orlando Sunshine Open and $1,552 as membership fee for the Company’s chess gaming website.

Expenses for the years ended December 31, 2018 and 2017

Expenses amounting to $1,900,341 for the year ended December 31, 2018 are primarily comprised of advisory and consultancy fee of $77,159, management services fee of $362,500, salaries and wages of $332,337, legal and professional fee of $314,482, software development expense of $32,246, website development and marketing expenses of $91,852, rent of $36,072 and expenses related to office of $34,440 together with the fair valuation impact of convertible notes amounting to $323,946 of the convertible promissory notes.

Expenses amounting to $1,742,682 for the year ended December 31, 2017 are primarily comprised of a commitment fee of $140,000, advisory and consultancy fee of $36,000, management services fee of $300,000 to related parties, legal and professional fee of $109,739, software development expense of $86,088, impairment of intangible asset amounting to $124,357, website development and marketing expenses of $87,307 and rent of $14,849 together with the fair valuation impact of convertible notes amounting to $955,305 of the convertible promissory notes.

Liquidity and Capital Resources

At December 31, 2018, the Company had a working capital deficit of $2,877,445 and an accumulated deficit of $9,094,954 (2017: Working capital deficit of $2,062,258 and an accumulated deficit of $7,194,613). The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2020 provided that it is successful in obtaining additional financing in the foreseeable future.

Item 8. Consolidated Financial Statements and Supplementary Data

TARGET GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to the Consolidated Financial Statements	F7 - F28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Target Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Group, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated minimal revenue since inception and has significant recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2017. Spokane, Washington
April 1, 2019

TARGET GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	$	$

ASSETS
Current assets
Cash	303,438	56
Prepaid asset [Note 6]	35,145	—
Sales tax recoverable, net of allowance [Note 7]	220,525	—
	559,108	56
Long term assets
Furniture and equipment	856	—
Capital work in progress [Note 9]	2,595,022	—
Goodwill [Note 10]	3,594,195	—
Other assets	31,496	—
Total long term assets	6,221,569	—
Total assets	6,780,677	56

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities [Note 11]	1,739,765	109,741
Payable to related parties [Note 12]	403,620	123,697
Shareholder advances [Note 13]	209,046	304,322
Convertible promissory notes, net [Note 14]	221,639	572,718
Derivative liability [Note 14]	862,483	951,836
Total current liabilities	3,436,553	2,062,314

Total liabilities	3,436,553	2,062,314

Contingencies and commitments	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at December 31, 2018 (1,000,000 shares outstanding as at December 31, 2017) [Note 15]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 93,624,289 common shares outstanding as at December 31, 2018 (14,973,819 common shares outstanding as at December 31, 2017) [Note 15]	9,362	1,497
Stock subscription receivable [Note 15]	(220,319)	—
Shares to be issued [Note 15]	1,359,349	73,000
Additional paid-in capital	11,346,467	5,057,758
Accumulated deficit	(9,094,954)	(7,194,613)
Accumulated comprehensive income	(55,881)	—
Total stockholders' deficit	3,344,124	(2,062,258)
Total liabilities and stockholders' deficit	6,780,677	56

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the
	year ended	year ended
	December 31, 2018	December 31, 2017
	$	$

REVENUE	263	15,434

OPERATING EXPENSES

Commitment fee [Note 6]	—	140,000
Advisory and consultancy fee	77,159	36,000
Management services fee	362,500	300,000
Salaries and wages	332,337	—
Legal and professional fees	314,428	109,739
Software development expense	32,246	86,088
Impairment of intangible asset [Note 8]	—	124,357
Website development and marketing expenses	91,852	87,307
Rent and utilities	36,072	14,849
Travel expenses	—	11,874
Amortization of intangibles	—	13,254
Office and general	34,440	1,273

Total operating expenses	1,281,034	924,741

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	323,946	955,305
Loss (Gain) on forgiveness/settlement of debt	39,118	(226,306)
Interest and bank charges	81,847	104,372
Exchange loss	33,546	4
Day one interest expense	62,288	—
Accretion expense	2,923	—
Allowance for sales tax recoverable	75,902	—
Total other expenses	619,570	833,375
Net loss before income taxes	(1,900,341)	(1,742,682)
Income taxes [Note 17]	—	—
Net loss	(1,900,341)	(1,742,682)

Foreign currency translation adjustment	(55,881)	—
Comprehensive loss	(1,956,222)	(1,742,682)

Loss per share, basic and diluted	(0.04)	(0.72)
Weighted average shares - basic and diluted	46,202,047	2,413,677

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	Preferred stock		Common stock		Shares to be issued		Stock	Additional		Accumulated
							Subscription	paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	capital	deficit	Income	Total
		$		$		$		$	$		$
As at December 31, 2016	1,000,000	100	35,645	4	80,000	52,000	—	3,580,120	(5,451,931)	—	(1,819,707)

Shares to be issued as settlement for website development services [Note 15]	—	—	—	—	35,000	21,000	—	—	—	—	21,000

Shares issued as consideration for management services [Note 12]	—	—	12,920,000	1,292	—	—	—	694,708	—	—	696,000

Shares issued as consideration for advisory and other services [Note 12]	—	—	96,079	8	—	—	—	42,992	—	—	43,000

Shares issued on conversion of convertible promissory notes [Note 15]	—	—	1,922,094	193	—	—	—	261,097	—	—	261,290

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	478,841	—	—	478,841

Net loss	—	—	—	—	—	—	—	—	(1,742,682)	—	(1,742,682)

As at December 31, 2017	1,000,000	100	14,973,818	1,497	115,000	73,000	—	5,057,758	(7,194,613)	—	(2,062,258)

Shares issued as consideration for management services [Note 12]	—	—	5,529,412	553	—	—	—	83,447	—	—	84,000

Shares issued on conversion of convertible promissory notes [Note 15]	—	—	20,813,957	2,081	—	—	—	279,340	—	—	281,421

Shares issued as consideration for consideration of the intellectual property rights [Note 15]	—	—	—	—	250,000	27,000	—	—	—	—	27,000

Shares issued as consideration for consulting services and marketing expenses [Note 15]	—	—	1,550,000	155	—	—	—	72,520	—	—	72,675

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	720,789	—	—	720,789

Shares issued on settlement of liability - Black Bridge [Note 15]	—	—	2,500,000	250	—	—	—	342,250	—	—	342,500

Shares issued as consideration for private placement [Note 15]	—	—	22,757,102	2,276	40,337,532	1,259,349	(220,319)	1,474,068	—	—	2,515,374

Shares and warrants issued for acquisition of subsidiary [Note 10 and 15]	—	—	25,500,000	2,550	—	—	—	3,316,295	—	—	3,318,845

Net loss	—	—	—	—	—	—	—	—	(1,900,341)	—	(1,900,341)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(55,881)	(55,881)

As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	For the	For the
	year ended	year ended
	December 31, 2018	December 31, 2017
	$	$

OPERATING ACTIVITIES

Net loss for the period	(1,900,341)	(1,742,682)

Adjustment for non-cash items
Loss (Gain) on forgiveness/settlement of debt	39,118	(226,306)
Change in fair value of derivative	323,946	955,305
Day one interest expense	62,288	—
Accretion expense	2,923	—
Amortization of intangibles	—	13,254
Impairment of intangibles	—	124,357
Shares issued/to be issued for advisory and other services	174,675	739,000
Penalty charged on convertible promissory notes	25,781	—
Allowance for sales tax recoverable	75,902	—

Changes in operating assets and liabilities:
Change in prepaid asset	(20,536)	140,000
Change in sales tax recoverable	(172,905)	—
Change in other assets	(31,496)	—
Change in accounts payable and accrued liabilities	721,179	(264,982)
Net cash used in operating activities	(699,466)	(262,054)

INVESTING ACTIVITIES
Amount invested on capital work in progress	(1,804,063)	—
Net cash used in investing activities	(1,804,063)	—

FINANCING ACTIVITIES
(Repayment) and utilization of bank overdraft facility	(63,072)	—
Repayment of shareholder advances	(286,473)	(48,236)
Shareholder advances	191,194	208,084
Proceeds from issuance of promissory notes	354,000	86,000
Proceeds from private placements	2,515,376	—
Net cash provided by financing activities	2,711,025	245,848

Net increase (decrease) in cash during the period	207,496	(16,206)
Effect of foreign currency translation	95,886	—
Cash, beginning of period	56	16,262
Cash, end of period	303,438	56

NON CASH TRANSACTIONS
Shares issued on conversion of debt	310,052	—
Shares issued as consideration against liability	9,000	—
Shares issued as consideration for acquisition	3,318,842	—
Cash paid for interest	—	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2018 and 2017

1.	NATURE OF OPERATIONS

Target Group Inc. (formerly known as Chess Supersite Corporation) (“Target Group” or “the Company”) was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Target Group Inc. is a diversified and vertically integrated, progressive company with focus on both national and international presence. The Company owns and operates Canary Rx Inc, a final-stage, Canadian licensed producer, regulated under The Cannabis Act. Canary Rx Inc, operates a 44,000 square foot facility located in Norfolk County, Ontario, and has partnered with Dutch breeder, Serious Seeds, to cultivate exclusive & world class proprietary genetics. The Company has begun structuring multiple international production and distribution platforms and intends to continue rapidly expanding its global footprint as it focuses on building an iconic brand portfolio whose focus aims at developing cutting edge Intellectual Property among the medical and recreational cannabis markets. Target Group is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall consumer experience.

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current year end, the company has not produced, manufactured, distributed or sold any cannabis products.

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

2.	BASIS OF PRESENTATION AND CONSOLIDATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated upon consolidation.

3.	GOING CONCERN

The Company has minimal revenue since inception to date and has sustained operating losses during the year ended December 31, 2018. The Company had working capital deficit of $2,877,445 and an accumulated deficit of $9,094,954 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2018 and 2017.

GOODWILL AND INTANGIBLE ASSETS

Goodwill and other identifiable intangible assets with indefinite lives that are not being amortized, such as trade names, are tested at least annually for impairment and are written down if impaired. Identifiable intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable. The intangible assets with definite lives are being amortized over its estimated useful lives of 5 years using the straight-line method.

The Company operated an online chess site featuring sophisticated playing zones, game broadcasts with software analyses and top analysts' commentaries, education and other chess oriented resources. Intangible assets represented the amount incurred by the Company related to the development of the online chess gaming website.

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

With respect to goodwill, during the year ended December 31, 2018, the Company has identified no circumstances which would call for further evaluation of goodwill impairment.

REVENUE RECOGNITION

In accordance with ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, services have been performed, the amount is fixed and determinable, and collection is reasonably assured.

During the year ended December 31, 2018, the Company earned revenue of $263 as membership fee for the Company’s chess gaming website.

During the year ended December 31, 2017, the Company earned revenue of $15,434 which comprises of an amount of $13,882, which we invoiced as consideration for the revenue earned from ticket sales for 2017 Orlando Sunshine Open and $1,552 as membership fee for the Company’s chess gaming website.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the consolidated financial statements of the Company’s Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company had cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

OPERATING LEASES

The Company leases office space and the production facility under operating lease agreements. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Convertible promissory notes as at December 31, 2018 are likely to be converted into shares, however, due to losses, their effect would be antidilutive. As of December 31, 2018, convertible notes outstanding could be converted into 9,125,002 shares of common stock.

CONVERTIBLE NOTES PAYABLE AND DERIVATIVE INSTRUMENTS

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of January 1, 2017. In doing so, warrants with a down round feature previously treated as derivative liabilities in the consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. The Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

STOCK BASED COMPENSATION

The Company accounts for stock based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

MARKETING EXPENSES

Marketing and advertising expenditures are expensed in the annual period in which the expenditure is incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the consolidated financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

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

The estimated fair value of cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes are valued Level 3, refer to Note 15 for further details.

5.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company qualifies as an Emerging Growth Company (EGC) and has elected the deferral period for all new standards.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In November 2016, an accounting pronouncement was issued by the FASB to update the guidance related to the presentation of restricted cash. Under this Update, the amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The adoption of this pronouncement did not have a material impact on the balance sheet and/or statement of operations.

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this ASU require that the company apply modification accounting when the company changes the terms or conditions of a share-based payment award. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period ending after December 15, 2017, and interim periods within those fiscal years, with early application permitted. The adoption of this pronouncement did not have a material impact on the balance sheet and/or statement of operations.

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

The amendments in this Update apply to all companies. Part I becomes effective for public business entities in the annual period ending after December 15, 2018, and interim periods within those fiscal years, with early application permitted. Management does not expect to have a significant impact of this ASU on the Company’s financial statements. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the consolidated financial statements.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted this pronouncement on a modified retrospective basis.

On January 1, 2018, the Company adopted the accounting pronouncement issued by the FASB to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires entities to show changes in the total of cash, cash equivalents and restricted cash in the combined statement of cash flows. This guidance was adopted on a retrospective basis, and such adoption did not have a material impact on consolidated balance sheet and/or statement of operations

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the consolidated financial statements.

6.	PREPAID ASSET

At December 31, 2018, the Company had prepaid expenses of $35,145 compared to $nil as at December 31, 2017. The balance represents the retainer fees paid to the lawyer and security deposit for the leased land of the subsidiary’s facility.

While as at December 31, 2016 prepaid asset represents a commitment fee owed by the Company to a certain investor in respect of a Securities Purchase Agreement entered into by the Company dated October 18, 2016. The Company has issued a convertible promissory note in respect of the commitment fee. The asset was, however, written off in the statement of operations during the year ended December 31, 2017 because the benefit associated in form of the equity line of credit no longer existed.

7.	SALES TAX RECOVERABLE

At December 31, 2018, the Company had $294,033 of gross sales tax recoverable compared to $nil as at December 31, 2017. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of 25% of the sales tax recoverable of $75,902 stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

8.	INTANGIBLE ASSETS

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

9.	CAPITAL WORK IN PROGRESS

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. Construction remains on schedule for completion by mid-April 2019. As at December 31, 2018, the Company has capitalized $2,595,022 in payments to multiple vendors for the construction of the facility.

Construction in progress is not depreciated until ready for service.

10.	GOODWILL

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

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of August 2, 2018 was as follows:

Allocation of Purchase Price
$
Prepaid and other receivables	15,368
Sales tax recoverable	133,614
Furniture and equipment	897
Capital work in progress	898,422
Total assets	1,048,301

Bank overdraft	(63,693)
Accounts payable	(1,158,164)
Payable to related parties	(101,797)
Total liabilities	(1,323,654)
Net liabilities	(275,353)
Goodwill	3,594,195
Total net assets acquired	3,318,842

$
Number of Common Stock	25,500,000
Market price on the date of issuance	0.067
Fair value of Common Stock	1,695,750

$
Number of warrants	25,000,000
Fair value price per warrant	0.065
Fair value of warrant	1,623,092

Fair value of Common Stock	1,695,750
Fair value of warrant	1,623,092
Purchase consideration	3,318,842

The fair value of these warrants was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;

•	Stock price of $0.067 per share;

•	Exercise price of $0.10 per share

•	Volatility at 329%

•	Risk free interest rate of 2.66%;

•	Expected life of 2 years; and

•	Expected dividend rate of 0%

As at December 31, 2018, there were 25,000,000 warrants outstanding, fully vested and with a remaining contractual life term of 1.59 years.

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

11.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $1,739,765 as at December 31, 2018, primarily represents consulting and construction services related to capital work in progress amounting to $ 1,330,693, interest on promissory notes amounting to $133,082, advertising and promotion services amounting to $332, marketing services cost amounting to $13,650, valuation fee accrual of $3,500, accounting fee accrual of $2,500 and review fee accrual of $3,000, and outstanding professional fees of $54,391. (2017: account payable for advertising and promotion amounting to $14,214, accrual for marketing services amounting to $13,650, and other accruals for professional services).

12.	RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2018, $300,000 (December 31, 2017: $300,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders in the Company. The amount is included in the related party balance as at December 31, 2017. They were issued 5,529,412 shares (December 31, 2016: 12,920,000) for these services performed as of and for the year ended December 31, 2018. These were recorded at fair value.

Advisory and consultancy fee includes $nil (December 31, 2017: $36,000) for Rubin Schindermann and Alexander Starr, who are shareholders in the Company.

Amounts payable to Rubin Schindermann and Alexander Starr as at December 31, 2018 were $200,00 and $139,697, respectively (2017: $92,000 and $31,697, respectively).

During the year ended December 31, 2017, Eric Schindermann, who is the son of Rubin Schindermann, became a lender to the Company by way of assignment of an existing promissory note liability of the Company amounting to $18,000. 1,591,556 shares of the Company’s common stock were issued to Eric Schindermann during the year end December 31, 2018, on full conversion of the debt.

During the year ended December 31, 2018, a loan owed to one of the Company’s shareholders in the amount of $72,570 (CAD$99,000) was extinguished in exchange of 15,800,100 Class A common shares of the Company’s subsidiary Visava Inc. Thereby, a gain on loan settlement in the amount of $74,933 (CAD$99,000) was recorded.

During the year ended December 31, 2018, $60,000 (December 31, 2017: $nil) was paid as remuneration for management services as salaries to Randal MacLeod, who is shareholder in the Company and President of the subsidiary, Visava.

13.	SHAREHOLDER ADVANCES

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at December 31, 2018 and 2017 was $209,046 and $304,322, respectively. The amounts repaid during the years ended December 31, 2018 and 2017 were $281,927 and $48,236, respectively.

14.	CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2018, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on December 24, 2018, amounting to $83,000 (Note P).

Consistent with previous accounting treatment of similar financial instruments, no derivative liability is recognized for Note P as at December 31, 2018 due to the six month conversion clause as explained below.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is June 24, 2020.

2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 61% of the average of the three (3) lowest trading price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on November 28, 2018, amounting to $75,000 (Note O).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is November 28, 2019.

2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 10 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on September 5, 2018, amounting to $103,000 (Note N).

Consistent with previous accounting treatment of similar financial instruments, no derivative liability is recognized for Note N as at December 31, 2018 due to the six month conversion clause as explained below.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is December 5, 2019.

2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 61% of the average of the three (3) lowest trading price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on August 9, 2018, amounting to $65,000 (Note M).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is September 9, 2019.

2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 10% per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 16, 2018, amounting to $28,000 (Note L).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was October 30, 2018.

2.	Interest on the unpaid principal balance of this Note accrues at the rate of 12 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible Redeemable note issued on November 28, 2017, amounting to $33,000 (Note K).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is March 10, 2019.

2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion. During June 2018, an amendment to the note was executed where by the conversion price was fixed at $0.0151 per share.

4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on May 5, 2017 amounting to $23,000 (Note J).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was February 20, 2018

2.	Interest on the unpaid principal balance of this note accrued at the rate of 12% per annum.

3.	When the Note holder exercised the right of conversion, the conversion price was equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company was not be obligated to accept any conversion request before six months from the date of the note.

5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Note J’s full principal amount and its associated accrued interest was converted during the year ended December 31, 2018.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was November 5, 2017

2.	Interest on the unpaid principal balance of this note accrues at the rate of 12% per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

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

During the quarter ended March 31, 2018, the Company obtained forgiveness of the liability and the interest associated with the note payable and recorded a gain of $153,471 as forgiveness of debt in the consolidated statement of operations.

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was July 18, 2017.

2.	Interest on the unpaid principal balance of this Note accrues at the rate of 7 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 80% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible Redeemable notes issued on October 18, 2016, amounting to $100,000 and $25,000 (Notes F and G).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was July 18, 2017.

2.	Interest on the unpaid principal balance of this Note accrues at the rate of 7 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 57.5% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	As maturity dates has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

During the six months ended June 30, 2018, the Company entered into a Debt Exchange Agreement with the holder of the convertible note F and G. The outstanding principal amounts of the notes were extinguished and settled by issuance of 2,500,000 common shares of the Company. The Company recorded a loss of $267,522 as a result of this settlement.

Convertible promissory note issued on May 13, 2016, amounting to $75,000 (Note D).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was May 13, 2017.

2.	Interest on the unpaid principal balance of this note accrues at the rate of 8 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes B and C).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).

2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company. During June 2018, an amendment to the note was executed where by the conversion price was fixed at $0.0151 per share.

3.	Interest on the unpaid principal balance of this Note accrues at the rate of twenty-four (24%) per annum.

4.	Beneficial ownership is limited to 4.99%.

5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2016, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

Interest amounting to $67,923 was accrued for the year ended December 31, 2018 (2016: $99,195).

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2018, holders of convertible promissory notes converted principal and interest amounting to $318,494 and $5,281, respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2017	Conversions during the period	Fair value adjustment	Derivative liability as at September 30, 2018	Conversions during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at December 31, 2018
Note A	—	—	—	—	—	—	—	—
Note B and C	534,214	(172,060)	598,991	961,145	(13,905)	—	(572,329)	374,911
Note D	87,821	(111,205)	134,372	110,988	(39,321)	—	(67,637)	4,030
Note F	98,276	(3,377)	(35,206)	59,693	—	—	(48,745)	10,948
Note G	21,096	—	586	21,682	—	—	(17,706)	3,976
Note H	143,985	—	(143,985)	—	—	—	—	—
Note I	39,048	—	104,274	143,322	(3,841)	—	(109,337)	30,144
Note J	27,396	(103,881)	76,485	—	—	—	—	—
Note K	—	(232,111)	271,552	39,441	—	—	(23,762)	15,679
Note L	—	(56,266)	63,036	6,770	—	—	(6,770)	—
Note M	—	—	554,366	554,366	—	—	(449,185)	105,181
Note N	—	—	—	—	—	102,380	(4,444)	97,936
Note O	—	—	—	—	—	121,361	729	122,090
Note P	—	—	—	—	—	98,927	(1,339)	97,588
	951,836	(678,900)	1,624,471	1,897,407	(57,067)	322,668	(1,300,525)	862,483

During the quarter ended December 31, 2018, the Company changed its valuation method from Black-Scholes Model to Multinomial Lattice Model. This is considered a change in the Company’s estimate and therefore, it has been accounted prospectively.

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model.  Following assumptions were used to fair value these notes as at December 31, 2018:

•	Stock price of $0.0844 to $0.1700;

•	Projected annual volatility of 247.7% to 560.6%;

•	Discount rate of 47.75% to 66.01%;

•	Dividend yield of 0%;

•	Exercise price of $0.0151 to $0.0519 and

•	Liquidity term of 0.69 to 1.48 years;

During the quarter ended December 31, 2018, the Company issued three (3) new notes, resulting in the initial derivative liability recognized in the amount of $322,668. As a result, the Company recorded an initial discount in the amount of $260,380 and a loss on issuance of notes (day one derivative) in the amount of $62,288. During the quarter, $2,923 of the discount has been amortized and the remaining portion expected to be amortized over the life of the notes in year ended December 31, 2019.

15.	STOCKHOLDERS’ DEFICIT

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 93,624,289 shares are outstanding as at December 31, 2018 (at December 31, 2017: 14,973,819 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at December 31, 2018 and 2017.

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

During the quarter ended March 31, 2018, the Company issued 5,529,412 shares of common stock to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee recorded at fair value of $84,000, of which $9,000 had previously been recorded in Accounts Payable. Additionally, the Company issued 5,156,933 shares of common stock to individuals on conversion of convertible promissory notes amounting to $21,518 and 300,000 shares were issued as consideration for consulting services amounting to $3,600.

During the quarter ended June 30, 2018, the Company issued 3,140,506 shares of common stock to individuals on conversion of convertible promissory notes amounting to $47,826 and 500,000 shares were issued as consideration for consulting services amounting to $22,500. Furthermore, the Company issued 2,500,000 shares of common stock to the note holder for settlement of debt. See Note 14 for detail.

During the quarter ended September 30, 2018, the Company issued 4,551,990 shares of common stock to individuals on conversion of convertible promissory notes amounting to $85,695. In addition to that, the Company issued 25,500,000 shares of common stock to shareholders of Visava Inc. as per the Exchange Agreement mentioned in Note 10 and 750,000 shares were issued as consideration for marketing services amounting to $46,575.

During the quarter ended December 31, 2018, the Company issued 7,964,528 shares of common stock to individuals on conversion of convertible promissory notes amounting to $126,384..

During the year ended December 31, 2018, 63,094,634 shares of common stock to be issued as consideration for private placements. These were recorded at fair value of $2,735,545, based on the cash proceeds received by the Company. As part of consideration for the private placement, the Company also agreed to issue warrants to purchase 63,094,634 shares of common stock. Out of the total amount of shares to be issued, the Company issued 22,757,102 shares during quarter ended December 31, 2018. Refer below for additional details regarding the warrant issued under the subheading “Warrants”.

Additionally, $215,680 were received as partial consideration for private placements and since signed agreements were executed during December 2018, the remaining balance of $220,319 has been classified as a Stock subscription receivable under equity.

Shares to be issued include the following:

80,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at fair value of $52,000, based on the market price of the Company’s stock on the date of issue.

35,000 to be issued as settlement of amount due for website development services amounting to $247,306. The fair value of the shares on the date of settlement was $21,000, resulting in gain on settlement amounting to $226,306 during year ended December 31, 2017.

40,337,532 shares of common stock to be issued as consideration for private placements. Proper allocation between common stock and additional paid in capital of the amount received will be completed in the period when the shares are issued.

250,000 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary. These were recorded at fair value of $27,000, based on the market price of the Company’s stock on the date of issue.

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

Warrants

The fair value of the warrants issued to private placement purchasers was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;

•	Stock price between the range of $0.060 to $0.210 per share;

•	Exercise price between the range of $0.050 to $0.150 per share

•	Volatility at 646%

•	Risk free interest rate between the range of 2.52% to 2.96%;

•	Expected life of 2 and 3 years; and

•	Expected dividend rate of 0%.

The fair value of these warrants was determined at $6,417,010.

As at December 31, 2018, related to private placements, there were 63,094,634 warrants were outstanding, fully vested and with a remaining contractual life term of a range between 1.49 and 2.98 years.

As at December 31, 2018, related to the acquisition of the Company’s subsidiary, there were 25,000,000 warrants outstanding, fully vested and with a remaining contractual life term of 1.59 years.

16.	LEASE AGREEMENT

The Company is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. Total rent for the building is $1,833 (CAD $2,500) plus applicable taxes per month until the notification of the right to produce under their application for approval as licensed producer under the Marijuana for Medical Purpose Regulation. to the notification, as of January 1st 2019 the rent increased to $18,326 (CAD $25,000) plus applicable taxes per month.

The Company is also party to a five-year lease agreement dated August 29, 2018 for the lease of its office premises. Total rent for the premises is $1,298 plus applicable taxes per month.

Future minimum rent payments for both leases are as follows:

$
2019	235,488
2020	235,488
2021	235,488
2022	235,488
2023 and onwards	340,252
1,282,204

17.	INCOME TAXES

Income taxes

The Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 reduces the US federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

The provision for income taxes is calculated at US corporate tax rate of approximately 21% (2017: 35%) as follows:

	2018	2017
Expected income tax recovery from net loss	$399,072	$365,963
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	(131,861)	(303,870)
Change in valuation allowance	(267,211)	(62,093)
	—	—

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

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Tax effect of NOL Carryover	$563,454	$452,343
Cumulative change due to reduced rate		(156,117)
Less valuation allowance	(563,454)	(296,226)
	—	—

At December 31, 2018, the Company performed a comprehensive analysis of its tax estimates and revised comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carryforwards of approximately $2,683,112 (2017: $1,410,682) that may be offset against future taxable income from the year by 2038. No tax benefit has been reported in the December 31, 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

18.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to April 1, 2019, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

 Effective January 25, 2019, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with CannaKorp Inc., a Delaware corporation (“CannaKorp”). Company had previously entered into a Letter of Intent with CannaKorp dated November 30, 2018 which was disclosed in the Company’s report on Form 8-K filed December 4, 2018. The Exchange Agreement is the definitive agreement based on the general terms and conditions contained in the Letter of Intent.

The Exchange Agreement provides that, subject to its terms and conditions, the Company will issue to the CannaKorp shareholders an aggregate of 30,000,000 shares of the Company’s common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company will issue Common Stock Purchase Warrants (“Warrants”) in exchange for all outstanding and promised CannaKorp stock options. The Warrants will grant the holders thereof the right to purchase up to approximately 7,200,000 shares of the Company’s common stock. The Company will also assume all outstanding liabilities of CannaKorp.

Under the terms of the Exchange Agreement, the Company is not obligated to consummate the share exchange unless the CannaKorp shareholders have tendered to the Company not less than 90% of the outstanding CannaKorp capital stock. Upon the closing of the Exchange Agreement, CannaKorp will continue its business operations as a subsidiary of the Company.

The transaction was closed effective February 5, 2019 and therefore no major operational activity relevant to the reporting period took place. Future filings however would include required information and disclosure on operational activity of CannaKorp.

During March 2019, the Company issued 30,407,712 shares pursuant to the Exchange Agreement explained above to the shareholder of CannaKorp.

During January 2019, the Company received the remaining funds of $220,319 pertaining to private placements for which partial funds were received during the quarter ended December 31, 2018.

As disclosed in Note 15, during March 2019, the Company issued 29,074,075 shares pursuant to private placement funds received during the year ended December 31, 2018.

During March 2019, the Company issued 588,237 shares of common stock pursuant to conversion notices received from one of the holders of the convertible promissory notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at December 31, 2018.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD

Rubin Schindermann	67	Chief Executive Officer, Chief Financial Officer and Director

Alexander Starr	67	President and Director

Management of Target Group Inc.

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

Currently, the Company accrues management fee amounting to $150,000 each for its two executives. During the year ended December 31, 2018, the Company issued 5,529,412 shares of common stock each to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee in the amount of $84,000 each.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 1, 2019 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, and (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

Name and Address of Beneficial Owner	Position	Common shares beneficially owned		Percent of Common shares beneficially owned (1)

Rubin Schindermann Address: 55 Administration Road, Unit 13, Vaughan, Ontario, Canada	CEO, Director	9,238,706	(2)	6.01%

Alexander Starr Address: 55 Administration Road, Unit 13, Vaughan, Ontario, Canada	President, Director	9,238,706	(2)	6.01%

Melix Inc. PO Box 61 Harbour Centre, Grand Cayman KY 1-1102 Cayman Island		8,000,000		5.21%

Oakland Family Trust 3448 Lakeshore Road Burlington, Ontario, Canada L7N 1B3		15,555,555		10.12%

Weinstein Family Trust 2439 Lakeshore Road Burlington, Ontario, Canada L7R 1C1		19,257,288		12.53%

Total owned by officers and directors		18,477,412		12.02%

(1)	Based on 153,694,313 shares outstanding as of the date of this Report.

(2)	Includes 2,000 shares held by Chess Supersite, Inc., a corporation organized under the laws of Ontario, Canada. Mr. Schindermann and Mr. Starr are executives and directors of the entity, and they may be deemed the beneficial owners of the shares held by such entity.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Schindermann and Mr. Starr, who are respectively the Chief Executive Officer and President of the Company, as well as directors, are also executives and directors of Chess Supersite, Inc. Mr. Schindermann was the Chief Executive Officer and Chief Financial Officer of Target Group Inc. from November 2011 to present. Mr. Starr was a founder and President of Target Group Inc. As of the date of this Report, Mr. Schindermann and Mr. Starr own directly and beneficially 9,238,706 and 9,238,706 shares respectively of the Company’s 153,694,313 outstanding shares of Common Stock.

Item 14. Principal Accounting Fees and Services.

Our auditor, Fruci & Associates II, PLLC, is the registered independent accounting firm.

Audit Fees

We were billed $17,000 and $17,000 for years ended December 31, 2018 and 2017 respectively for professional services rendered for the audit of our consolidated financial statements.

Audit Related Fees

Other audit related fee for years ended December 31, 2018 and 2017 was $2,500 and $2,500, respectively.

Tax Fees

There was no Tax Fees for years ended December 31, 2018 and 2017.

All Other Fees

There were no other fees for years ended December 31, 2018 and 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Consolidated Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/13

3(i)(a)	Amended Articles of Incorporation	8-K		05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3.2	Bylaws	10-12G	3.2	09/13/13

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.7	Form of Convertible Promissory Note	8-K		03/07/16

10.8	Non-Negotiable Promissory Note	8-K		03/07/16

10.9	Securities Purchase Agreement	8-K		03/07/16

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14*	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018

10.15*	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018

10.16*	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit

10.17*	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019	TARGET GROUP INC.

	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rubin Schindermann	Director	April 1, 2019
Rubin Schindermann

/s/ Alexander Starr	Director	April 1, 2019
Alexander Starr

