Form 10-Q
period 2019-03-31
Target Group Inc.
filed 2019-05-20
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered

N/A	N/A	N/A

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,274,268 as of June 30, 2018

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2019, the registrant had 420,519,138 shares of Common Stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

TARGET GROUP INC.

(formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	$	$

ASSETS
Current assets
Cash	2,298,881	303,438
Accounts receivable, no allowance	2,068	—
Inventory	1,052,555	—
Prepaid asset	134,957	35,145
Sales tax recoverable, net of allowance [Note 6]	412,805	220,525
	3,901,266	559,108
Long term assets
Furniture and equipment	370,144	856
Capital work in progress [Note 5]	6,375,422	2,595,022
Goodwill [Note 7]	9,296,507	3,594,195
Other assets	—	31,496
Total long term assets	16,042,073	6,221,569
Total assets	19,943,339	6,780,677

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	3,775,644	1,739,765
Payable to related parties [Note 3]	1,321,670	403,620
Shareholder advances [Note 4]	138,588	209,046
Shares to be issued [Note 9]	681,187	—
Deferred revenue	128,158	—
Convertible promissory notes, net [Note 8]	160,440	221,639
Derivative liability [Note 8]	831,611	862,483
Deferred rent [Note 11]	334,346	—
Total current liabilities	7,371,644	3,436,553

Long term liabilities
Deferred rent [Note 11]	1,479,440	—
Total liabilities	8,851,084	3,436,553

Contingencies and commitments	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at March 31, 2019 (1,000,000 shares outstanding as at December 31, 2019) [Note 9]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 153,694,313 common shares outstanding as at March 31, 2019 (93,624,289 common shares outstanding as at December 31, 2018) [Note 9]	15,369	9,362
Stock subscription receivable [Note 9]	—	(220,319)
Shares to be issued [Note 9]	5,310,745	1,359,349
Additional paid-in capital	16,221,667	11,346,467
Accumulated deficit	(10,234,712)	(9,094,954)
Accumulated comprehensive income	(220,914)	(55,881)
Total stockholders' deficit	11,092,255	3,344,124
Total liabilities and stockholders' deficit	19,943,339	6,780,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2019	March 31, 2018
	$	$

REVENUE	—	263

OPERATING EXPENSES

Advisory and consultancy fee	293,182	—
Management services fee	59,821	75,000
Salaries and wages	352,871	—
Legal and professional fees	79,089	33,262
Software development expense	—	15,101
Website development and marketing expenses	—	10,241
Rent and utilities	140,981	4,423
Travel expenses	188	—
Depreciation expense	14,907	—
Office and general	103,805	375

Total operating expenses	1,044,844	138,402

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	29,242	(219,702)
Loss (Gain) on forgiveness/settlement of debt	50,710	(153,471)
Interest and bank charges	18,536	13,647
Exchange loss	(191,566)	644
Day one interest expense	18,362	—
Accretion expense	106,802	—
Allowance for sales tax recoverable	62,828	—
Total other expenses	94,914	(358,882)
Net (loss) income before income taxes	(1,139,758)	220,743
Income taxes	—	—
Net (loss) profit	(1,139,758)	220,743

Foreign currency translation adjustment	(165,033)	—
Comprehensive (loss) income	(1,304,791)	220,743

(Loss) earnings per share, basic	(0.011)	0.011
(Loss) earnings per share, diluted	(0.009)	0.004
Weighted average shares - basic	107,556,699	20,274,419
Weighted average shares - diluted	121,159,627	61,450,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
		Amount		Amount		Amount	Subscription	capital	deficit	Comprehensive	Total
	Shares	$	Shares	$	Shares	$	Receivable	$	$	Income	$
As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

Shares issued on conversion of convertible promissory notes [Note 9]	—	—	588,237	59	—	—	—	29,941	—	—	30,000

Shares issued for acquisition of subsidiary [Note 9]	—	—	30,407,712	3,041	—	—	—	4,059,803	—	—	4,062,844

Shares issued as consideration for private placement [Note 9]	—	—	29,074,075	2,907	197,367,296	3,951,396	220,319	603,979	—	—	4,778,601

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	181,477	—	—	181,477

Net loss	—	—	—	—	—	—	—	—	(1,139,758)	—	(1,139,758)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(165,033)	(165,033)

As at March 31, 2019	1,000,000	100	153,694,313	15,369	238,069,828	5,310,745	—	16,221,667	(10,234,712)	(220,914)	11,092,255

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
		Amount		Amount		Amount	Subscription	capital	deficit	Comprehensive	Total
	Shares	$	Shares	$	Shares	$	Receivable	$	$	Income	$
As at December 31, 2017	1,000,000	100	14,973,818	1,497	115,000	73,000	—	5,057,758	(7,194,613)	—	(2,062,258)

Shares issued as consideration for management services [Note 9]	—	—	5,529,412	553	—	—	—	83,447	—	—	84,000

Shares issued on conversion of convertible promissory notes [Note 9]	—	—	5,156,933	516	—	—	—	21,002	—	—	21,518

Shares issued as consideration for consulting services [Note 9]	—	—	300,000	30	—	—	—	3,570	—	—	3,600

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	67,700	—	—	67,700

Net profit	—	—	—	—	—	—	—	—	220,743	—	220,743

As at March 31, 2018	1,000,000	100	25,960,163	2,596	115,000	73,000	—	5,233,477	(6,973,870)	—	(1,664,697)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2019	March 31, 2018
	$	$
OPERATING ACTIVITIES

Net (loss) profit for the period	(1,139,758)	220,743

Adjustment for non-cash items
Loss (Gain) on forgiveness/settlement of debt	50,710	(153,471)
Change in fair value of derivative	29,242	(219,702)
Day one interest expense	18,362	—
Accretion expense	106,802	—
Shares issued/to be issued for advisory and other services	—	78,600
Allowance for sales tax recoverable	62,828	—
Depreciation expense	14,907	—
Deferred rent	92,700

Changes in operating assets and liabilities:
Change in prepaid asset	(1,200)	—
Change in sales tax recoverable	(251,516)	—
Change in other assets	31,496	—
Change in accounts payable and accrued liabilities	(132,585)	18,819
Net cash used in operating activities	(1,118,012)	(55,011)

INVESTING ACTIVITIES
Cash acquired upon acquisition	5,658	—
Amount invested on capital work in progress	(1,992,488)	—
Net cash used in investing activities	(1,986,830)	—

FINANCING ACTIVITIES
Repayment of shareholder advances	(75,623)	(32,614)
Shareholder advances	5,166	60,131
Proceeds from issuance of promissory notes	103,000	28,000
Settlement of promissory notes	(199,530)	—
Proceeds from private placements	5,459,788	—
Net cash provided by financing activities	5,292,801	55,517

Net increase in cash during the period	2,187,959	506
Effect of foreign currency translation	(192,516)	—
Cash, beginning of period	303,438	56
Cash, end of period	2,298,881	562

NON CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	30,000	89,218
Shares issued as consideration for services	—	9,000
Shares issued as consideration for acquisition	3,284,033	—
Cash paid for interest	10,820	—
Cash paid for taxes	—	—

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the CannaKorp shareholders an aggregate of 30,407,412 shares of the Company’s common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company will issue Common Stock Purchase Warrants (“Warrants”) in exchange for all outstanding and promised CannaKorp stock options. The Warrants will grant the holders thereof the right to purchase up to approximately 7,211,213 shares of the Company’s common stock. The Company will also assume all outstanding liabilities of CannaKorp. Upon the closing of the Exchange Agreement, CannaKorp will continue its business operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019.

Going Concern and Management Plans

The Company has minimal revenue since inception to date and has sustained operating losses during the three months ended March 31, 2019. The Company had working capital deficit of $3,470,378 and an accumulated deficit of $10,234,712 as of March 31, 2019. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2019 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2018.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visava Inc. and CannaKorp, Inc. Significant intercompany accounts and transactions have been eliminated.

Accounts receivable

Accounts receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of March 31, 2019, the Company expects to collect these balances completely and therefore has not created any allowance for it.

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a weighted average cost basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory.

Inventories consists of raw materials and finished goods. The cost is determined on the basis of the average cost or first-in, first-out methods.

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

Revenue recognition

The Company adopted ASC 606 effective January 1, 2019, using the modified retrospective method after electing to delay the adoption of the accounting standard as the Company qualified as an “emerging growth company”. Since the Company did not have any contracts as of the effective day, therefore, there was no material impact on the condensed consolidation financial statements upon adoption of the new standard. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell our finished products to our customers, wholesalers, distributors or retailers. Control of the finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized.

Deferred revenue is due to a shipment sent to one of the Company’s distributors. However, since control has not been transferred and the performance obligation has not been completed, revenue has not been recognized and proceeds received are classified as deferred revenue.

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

During the three months ended March 31, 2019, $59,821 (March 31, 2018: $75,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders and officers in the Company. The amount is included in the related party balance as at March 31, 2019. They were issued nil shares (December 31, 2018: 5,529,412 shares) for these services performed as of and for the period ended March 31, 2019. These were recorded at fair value. On February 22, 2019, Alexander Starr terminated his employment agreement but remained as the President of the Company and the Company has guaranteed to pay $180,000 within the next twelve months starting from March 1, 2019 with payments being made twice a month.

Amounts payable to Rubin Schindermann and Alexander Starr as at March 31, 2019 were $237,500 and $162,019, respectively (December 31, 2018: $200,00 and $139,697, respectively).

During the year ended December 31, 2017, Eric Schindermann, who is the son of Rubin Schindermann, became a lender to the Company by way of assignment of an existing promissory note liability of the Company amounting to $18,000. 1,591,556 shares of the Company’s common stock were issued to Eric Schindermann during the year end December 31, 2018, on full conversion of the debt.

During the period ended March 31, 2019, $113,750 (December 31, 2018: $60,000) was paid as remuneration for management services as salaries to Randal MacLeod, who is shareholder in the Company and President of the subsidiary, Visava.

As at March 31, 2019, the outstanding balance of multiple loans provided by the shareholders in the Company's subsidiary, CannaKorp, is $753,685 which is included in the payable to related party balance.

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at March 31, 2019 and December 31, 2018 was $138,588 and $209,046, respectively. The amounts repaid during the three months ended March 31, 2019 and 2018 were $75,623 and $32,614, respectively.

5.	Capital work in progress

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. As at March 31, 2019, the Company has capitalized $4,631,006 in payments to multiple vendors for the construction of the facility.

Construction in progress will be considered leasehold improvements, and is expected to be in service when the facility is open and licensed.

6.	Sales Tax Recoverable

At March 31, 2019, the Company had $550,339 (December 31, 2018: $294,033) of gross sales tax recoverable. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of 25% of the sales tax recoverable of $62,828, (December 31, 2018: $75,902) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

7.	Goodwill and Intangible Assets

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

CannaKorp Inc.

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

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the CannaKorp shareholders an aggregate of 30,407,412 shares of the Company’s common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company will issue Common Stock Purchase Warrants (“Warrants”) in exchange for all outstanding and promised CannaKorp stock options. The Warrants will grant the holders thereof the right to purchase up to approximately 7,211,213 shares of the Company’s common stock. The Company will also assume all outstanding liabilities of CannaKorp. Upon the closing of the Exchange Agreement, CannaKorp will continue its business operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019.

Due to the publicly traded nature of the Company’s shares of the common stock, the equity issuance of the shares was considered to be a more reliable measurement of fair market value of the transaction compared to having a separate valuation of the net assets.

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of March 1, 2019 was as follows:

Allocation of Purchase Price
$
Cash	5,658
Accounts Receivable	2,068
Inventory	1,052,555
Prepaid and other receivables	98,277
Property and equipment, net	384,177
Total assets	1,542,735

Accounts payable	(1,448,421)
Accrued expenses and other current liabilities	(851,886)
Deferred revenue	(128,158)
Payable to related parties	(753,738)
Total liabilities	(3,182,203)
Net liabilities	(1,639,468)
Goodwill	5,702,312
Total net assets acquired	4,062,844

The purchase consideration of 30,407,412 shares and 7,211,213 warrants of the Company’s common stock valued as detailed below:

$
Number of Common Stock	30,407,712
Market price on the date of issuance	0.108
Fair value of Common Stock	3,284,033

$
Number of warrants	7,211,213
Fair value price per warrant	0.108
Fair value of warrant	778,811

Fair value of Common Stock	3,284,033
Fair value of warrant	778,811
Purchase consideration	4,062,844

The fair value of these warrants was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;
•	Stock price of $0.108 per share;
•	Exercise price between the range of $0.13 to $0.15 per share
•	Volatility at 635.49%
•	Risk free interest rate of 2.55%;
•	Expected life of 2 years; and
•	Expected dividend rate of 0%

As at March 31, 2019, there were 7,211,213 warrants outstanding, fully vested and with a remaining contractual life term of 1.92 years.

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

As at March 31, 2019, there were 25,000,000 warrants outstanding, fully vested and with a remaining contractual life term of 1.34 years.

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

8.	Convertible Promissory Notes

During the three months ended March 31, 2019, the Company issued convertible promissory notes, details of which are as follows:

 Convertible promissory note issued on February 16, 2019, amounting to $103,000 (Note Q).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is August 16, 2020.
2.	Interest on the unpaid principal balance of this Note accrues at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 61% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on December 24, 2018, amounting to $83,000 (Note P).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is June 24, 2020.
2.	Interest on the unpaid principal balance of this Note accrues at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 61% of the average of the three (3) lowest trading price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on November 28, 2018, amounting to $75,000 (Note O).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is November 28, 2019.
2.	Interest on the unpaid principal balance of this Note accrues at the rate of 10 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on September 5, 2018, amounting to $103,000 (Note N).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is December 5, 2019.
2.	Interest on the unpaid principal balance of this Note accrued at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 61% of the average of the three (3) lowest trading price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended March 31, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $27,368 as settlement of debt in the condensed consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible promissory note issued on August 9, 2018, amounting to $65,000 (Note M).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is September 9, 2019.
2.	Interest on the unpaid principal balance of this Note accrued at the rate of 10% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the quarter ended March 31, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $23,342 as settlement of debt in the condensed consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible promissory note issued on January 16, 2018, amounting to $28,000 (Note L).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was October 30, 2018.
2.	Interest on the unpaid principal balance of this Note accrues at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on November 28, 2017, amounting to $33,000 (Note K).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was March 10, 2019.
2.	Interest on the unpaid principal balance of this Note accrues at the rate of 12 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion.
4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible promissory note issued on May 5, 2017 amounting to $23,000 (Note J).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was February 20, 2018
2.	Interest on the unpaid principal balance of this note accrues at the rate of 12% per annum.
3.	In the event the Note holder exercised the right of conversion, the conversion price was equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was November 5, 2018.
2.	Interest on the unpaid principal balance of this note shall accrue at the rate of 12% per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

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

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was July 18, 2017.
2.	Interest on the unpaid principal balance of this Note accrued at the rate of 7 % per annum.
3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 80% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Redeemable notes issued on October 18, 2016, amounting to $100,000 and $25,000 (Notes F and G).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was July 18, 2017.
2.	Interest on the unpaid principal balance of this Note accrued at the rate of 7 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 57.5% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

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

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible promissory note issued on May 13, 2016, amounting to $75,000 (Note D).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was January 13, 2019.
2.	Interest on the unpaid principal balance of this note accrues at the rate of 8 % per annum.
3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As maturity dates have passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory notes issued on March 1, 2016 amounting to $150,000 each to two investors (Notes B and C).

The key terms/features of the convertible notes are as follows:

1.	The Holders have the right from six months after the date of issuance, and until any time until the Notes are fully paid, to convert any outstanding and unpaid principal portion of the Notes, into fully paid and non–assessable shares of Common Stock (par value $.0001).
2.	The Notes are convertible at a fixed conversion price of 45% of the lowest trading price of the Common Stock as reported on the OTC Pink maintained by the OTC Markets Group, Inc. upon which the Company’s shares are currently quoted, for the four (4) prior trading days including the day upon which a Notice of Conversion is received by the Company.
3.	Interest on the unpaid principal balance of this Note shall accrue at the rate of twenty-four (24%) per annum.
4.	Beneficial ownership is limited to 4.99%.
5.	The Notes may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the maturity date September 1, 2018, beginning at 100% of the outstanding principal, accrued interest and certain other amounts that may be due and owing under the Notes.

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

Interest amounting to $16,444 was accrued for the period ended March 31, 2019 (2018: $13,318).

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative liability

During the three months ended March 31, 2019, holders of convertible promissory notes converted principal amounting to $30,000 (2018: $21,518). The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2018	Conversions during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at March 31, 2019

Note B and C	374,911	—	—	68,599	443,510
Note D	4,030	—	—	3,084	7,114
Note F	10,948	—	—	(1,131)	9,817
Note G	3,976	—	—	(411)	3,565
Note I	30,144	—	—	2,866	33,010
Note K	15,679	—	—	(7,625)	8,054
Note M	105,181	(95,113)	—	(10,068)	—
Note N	97,936	(86,363)	—	(11,573)	—
Note O	122,090	—	—	(8,580)	113,510
Note P	97,588	—	—	(3,989)	93,599
Note Q	—	—	121,362	(1,930)	119,432
	862,483	(181,476)	121,362	29,242	831,611

During the quarter ended December 31, 2018, the Company changed its valuation method from Black-Scholes Model to Multinomial Lattice Model. This is considered a change in the Company’s estimate and therefore, it has been accounted prospectively.

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model. Following assumptions were used to fair value these notes as at March 31, 2019:

•	Projected annual volatility of a range from 201.7% to 479.7%;

•	Risk free interest rate of 2.37%;

•	Stock price of $0.0869;

•	Liquidity term of 0.44 to 1.38 years;

•	Dividend yield of 0%; and

•	Exercise price of $0.0151 to $0.0451.

9.	Stockholders’ Deficit

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 153,694,313 shares are outstanding as at March 31, 2019 (at December 31, 2018: 93,624,289 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at March 31, 2019.

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

During the quarter ended June 30, 2018, the Company issued 2,500,000 shares of common stock to the note holder for settlement of debt. See Note 8 for details.

During the quarter ended September 30, 2018, the Company issued 5,301,990 shares of common stock to individuals on conversion of convertible promissory notes amounting to $87,942.

During the quarter ended September 30, 2018, the Company issued 24,648,683 shares of common stock to shareholders of Visava Inc. as per the Exchange Agreement mentioned in Note 7. The remaining shares of 851,317 are included in shares to be issued.

During the quarter ended December 31, 2018, the Company issued 7,964,528 shares of common stock to individuals on conversion of convertible promissory notes amounting to $126,384.

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

Additionally, $215,680 were received as partial consideration for private placements and since signed agreements were executed during December 2018, the remaining balance of $220,319 has been classified as a Stock subscription receivable under equity. During the quarter ended March 31, 2019, the remaining balance was collected.

During the quarter ended March 31, 2019, the Company issued 588,237 shares of common stock to individuals on conversion of convertible promissory notes amounting to $30,000. Additionally, the Company issued 30,407,412 shares of common stock to shareholders of CannaKorp Inc. as per the Exchange Agreement mentioned in Note 7.

During the quarter ended March 31, 2019, the Company sold 226,441,371 shares of common stock as consideration for private placements. These were recorded at fair value of $4,558,282, based on the cash proceeds received by the Company. As part of consideration for the private placement, the Company also agreed to issue warrants to purchase 226,554,129 shares of common stock.

During the quarter, the Company issued 29,074,074 shares for past and current private placements. Refer below for additional details regarding the warrant issued under the subheading “Warrants”. Additionally, proceeds of $681,187 were received as consideration for private placements, however signed agreements were not executed as at March 31, 2019 and these have therefore been classified as a liability.

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

237,704,828 shares of common stock to be issued as consideration for private placements. Proper allocation between common stock and additional paid in capital of the amount received will be completed in the period when the shares are issued.

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

Warrants

The fair value of the warrants issued to private placement purchasers was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

	During quarter ended March 31, 2019	During year ended December 31, 2018
Forfeiture rate	0%	0%
Stock price	$0.080 to $0.120 per share	$0.060 to $0.210 per share
Exercise price	$0.050 per share	$0.050 to $0.150 per share
Volatility	690%	646%
Risk free interest rate	2.26% to 2.60%	2.52% to 2.96%
Expected life	3 years	2 and 3 years
Expected dividend rate	0%	0%
Fair value of warrants	$23,305,826	$6,417,010

As at March 31, 2019, related to private placements, there were 289,648,763 warrants were outstanding, fully vested and with a remaining contractual life term of a range between 1.24 and 2.95 years.

As at March 31, 2019, related to the acquisition of the Company’s subsidiaries, Visava Inc. and CannaKorp Inc, there were 25,000,000 and 7,211,213 warrants outstanding, fully vested and with a remaining contractual life term of 1.34 and 1.92 years, respectively.

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

10.	Earnings (loss) Per Share

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

As at March 31, 2019, holders of convertible promissory notes may be issued 13,602,928 shares assuming a conversion prices ranging from $0.0352 to $0.0616 per share.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Commitments

The Company is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. Total rent for the building is $1,871 (CAD $2,500) plus applicable taxes per month. Effective January 1, 2019, the rent was increased to $18,708 (CAD $25,000) plus applicable taxes per month. The lease agreement has three 10-year renewal options and on each anniversary date, commencing from January 1, 2020, the rent will increase by the cumulative annual percentage increase in the Canadian Consumer Price Index.

Deferred rent is due to the amortization of the operating lease expense resulting from the use of straight-line method versus the non-level lease payments and tenant improvements being made in the Company’s production facility paid by the Company’s landlord in amount of $1,716,694 (CAD $2,331,063). As at March 31, 2019, The Company has recorded tenant improvement allowance incentive amount in work in progress. The Company will be amortizing these deferred rent charges on a monthly basis in the amount of $27,403 (CAD $36,423) over the remaining term ending on June 30, 2024 as a reduction in rent expense.

Future minimum rent payments for the above leases are as follows:

$
2019	175,931
2020	234,792
2021	235,044
2022	235,296
2023 and onwards	344,056
1,225,119

12.	Subsequent Events

The Company’s management has evaluated subsequent events up to May 20, 2019, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During April and May 2019, the Company issued 10,562,252 shares of common stock pursuant to conversion notices received from multiple the holders of the convertible promissory notes.

During April and May 2019, the Company issued 11,834,850 shares of common stock to Rubin Schindermann and Alexander Starr as consideration to settle outstanding management fee.

As disclosed in Note 9, during April and May 2019, the Company issued 244,177,723 shares pursuant to private placement funds received during the year ended December 31, 2018 and quarter ended March 31, 2019. Additionally, as disclosed in Note 9, the Company issued 250,000 shares as consideration for the use of the intellectual property.

On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (formerly known as Chess Supersite Corporation) (“we,” “us” or the “Company”) for the three months ended March 31, 2019 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

All forward looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements you are cautioned not to place undue reliance on such forward-looking statements.

Overview

Target Group Inc. (formerly known as Chess Supersite Corporation) (“Target Group” or “the Company”) was incorporated in the State of Delaware on July 2, 2013, under our original name of River Run Acquisition Corporation. On May 5, 2014, we issued 500,000 shares of common stock to Rubin Schindermann and 500,000 shares of Common Stock to Alexander Starr. With the issuance of these shares and the redemption of 19,500,000 shares of common stock issued to our original officers, directors and shareholders, we effected a change of control. Mr. Schindermann and Mr. Starr became our new officers and directors. They accepted the resignations of our original founding officers and directors. Effective May 13, 2014, we changed our name to Chess Supersite Corporation.

On July 23, 2014, we acquired certain assets (“Acquisition”) of Chess Supersite, Inc., a corporation existing under the laws of Ontario, Canada (“Chess Canada”). The Acquisition was consummated pursuant to the terms of the Asset Purchase Agreement and the issuance of 5,000,000 shares of our common stock to Chess Canada. In the Acquisition, we acquired all right, title and interest in and to the properties, assets, interests and rights of Chess Canada, including the contracts and intellectual property which are related to the business of developing, operating and maintaining a website focused on the game of chess. Chess Supersite, Inc. was under the common control of Rubin Schindermann and Alexander Starr.

Our original business comprised the operation of an extensive chess gaming website under the name ChessStars™. This comprehensive user-friendly web site www.chessstars.com, offered a state-of-the-art playing zone, broadcasts of the major tournaments, intuitive mega database, chess skilled contests and much more.

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

Effective December 13, 2018, the Company appointed Cannavolve Inc., an Ontario, Canada corporation based in Toronto (Cannavolve”), under the terms of a Licensed Producer/Licensed Processor Sales Agency Agreement (“Agency Agreement”), as the Company’s exclusive agent in Canada to market and sell the CannaKorp Wisp™ vaporizer, the Serious Seeds™ products and Canary branded cannabis in the recreational cannabis markets (collectively the “Products). Cannavolve is an independent recreational cannabis sales and marketing Company established to represent licensed producers and licensed processors in Canada of cannabis and cannabis accessories. Cannavolve operates in Canada with offices in Halifax, Montreal, Calgary and Vancouver.

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

CannaKorp Inc.

Pursuant to the terms of an Agreement and Plan of Share Exchange dated January 25, 2019 (“Exchange Agreement”), on March 1, 2019 we completed the acquisition of Massachusetts based CannaKorp Inc., a Delaware corporation (“CannaKorp”). CannaKorp has developed a single-use pre-measured pod and vaporizer system for consumers interested in vaporizing natural herbs, including cannabis. The patent-pending system is known as The Wisp™ and Wisp Pods™. The Wisp™ vaporizer system extracts the medically beneficial compounds more efficiently while simultaneously offering a much safer and enjoyable experience than other alternatives.

Under the terms of the Exchange Agreement, we issued 30,407,712 shares of our common stock to the exchanging CannaKorp shareholders in exchange for 99.8% of the outstanding common stock held by the CannaKorp shareholders. CannaKorp will continue to operate as our subsidiary.

Employees

We currently have two employees, Rubin Schindermann, our CEO and Saul Niddam, our CIO. Alexander Starr terminated his employment agreement effective February 22, 2019 but remained as our President. We have contracted with a number of independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

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

Balance sheet – As at March 31, 2019 and December 31, 2018

Cash

At March 31, 2019 we had cash of $2,298,881 compared to $303,438 as at December 31, 2018. The increase is due to multiple private placements held during the current quarter offset by payments of salaries, consulting, professional and legal expenses during the period.

Prepaid asset

At March 31, 2019 we had prepaid expenses of $134,957 compared to $35,145 as at December 31, 2018. The balance represents the retainer fees paid to our lawyer and security deposit for the leased land.

Sales tax recoverable

At March 31, 2019, we had $550,339 (December 31, 2018: $294,033) of gross sales tax recoverable. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of 25% of the sales tax recoverable of $62,828, (December 31, 2018: $75,902) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

Intangible assets

Intangible assets represent goodwill acquired during the acquisition of our subsidiaries.

Capital work in progress

Capital work in progress represents the ongoing construction work of our cannabis cultivation 44,000 square feet facility on the leased land which initiated during September 2017. Construction was completed on April 24, 2019.

Accounts payable and accrued liabilities

At March 31, 2019, we had $3,804,829 of accounts payable and accrued liabilities as compared to $1,739,765 as at December 31, 2018. The balance primarily represents consulting and construction services related to capital work in progress amounting to $1,282,534, interest on promissory notes amounting to $137,706, accounting fee accrual of $2,500 and review fee accrual of $3,000, and outstanding professional fees of $53,504, consulting fees of $57,865 and janitorial dues of $37,134.

At December 31, 2018, accounts payable amounting to $1,739,765 as, primarily represents consulting and construction services related to capital work in progress amounting to $ 1,330,693, interest on promissory notes amounting to $133,082, advertising and promotion services amounting to $332, marketing services cost amounting to $13,650, valuation fee accrual of $3,500, accounting fee accrual of $2,500 and review fee accrual of $3,000, and outstanding professional fees of $54,391.

Payable to related parties

At March 31, 2019 we had $1,292,485 of amount payable to related parties as compared to $403,620 as at December 31, 2018. The balance represents management services fee outstanding to the managers of the company and non-interest bearing, unsecured loans from our officers.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. The amount of advance as at March 31, 2019 was $138,588 as compared to $209,046 as at December 31, 2018. The amounts repaid during the period ended March 31, 2019 and 2018 were $75,623 and $32,614, respectively.

Convertible promissory notes payable

During three months ended March 31, 2019, we entered into an agreement with one investor and issued a convertible promissory note amounting to $103,000, respectively. The outstanding amount under the notes are due on or before August 16, 2020. Additionally, we settled two notes with cash payments and recorded a loss of $50,710 as a result of this settlement.

We accrued net interest on promissory notes during the three months ended March 31, 2019 amounting to $16,444.

Principal amount outstanding as at March 31, 2019 was $414,095.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months March 31, 2019 and 2018:

Revenue

We generated nil revenue during March 31, 2019 as compared to revenue of $263 during period ended March 31, 2018, which represents membership fee for our chess gaming website.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three months ended March 31, 2019 compared to 2018 is due to higher advisory and consultancy fee, salaries and wages, legal and professional fees, and rent expenses during the period. This increase was due to the acquisition of the subsidiaries and consolidation of the subsidiary’s activities post acquisition.

Expenses for the three months ended March 31, 2019 primarily represented consulting fees of $293,182, management fees of $59,821, salary amounting in total to 352,871, legal and professional charges of $79,089 comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $71,236, office and general expenses amounting to $103,805.

Other income and expenses comprised, change in fair value of derivative liability amounting to $29,242, loss on settlement of debt amounting to $50,710, interest and bank charges amounting to $18,536, accretion expenses of $106,802 related to promissory notes and allowance expense for sales tax recoverable of $62,828.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At March 31, 2019, we had a working capital deficit of $3,470,378. We are actively seeking various financing operations to meet the deficit capital requirements.

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

Other critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2018.

Subsequent Events

During April and May 2019, we issued 10,562,252 shares of common stock pursuant to conversion notices received from multiple the holders of the convertible promissory notes.

During April and May 2019, we issued 11,834,850 shares of common stock to our CEO, Rubin Schindermann, and our President, Alexander Starr, as consideration to settle the outstanding management fee.

As disclosed in Note 9 in the condensed consolidated financial statements, during April and May 2019, we issued 244,177,723 shares pursuant to private placement funds received during the year ended December 31, 2018 and quarter ended March 31, 2019. Additionally, as disclosed in Note 9 in the condensed consolidated financial statements, we issued 250,000 shares as consideration for the use of the intellectual property.

On May 1, 2019, we completed the construction of our 44,000 square foot cannabis cultivation facility and on May 14, 2019, we submitted a Site Evidence Package to Health Canada as part of the final steps to obtain the license to cultivate cannabis at our facility.

Description of Property

We do not own any properties at this time and has no agreements to acquire any properties.

Our principal executive office is located at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada, L4K 4G9. Additionally, we lease a 44,000 square foot facility located in Norfolk County, Ontario to produce Medical and Recreational Cannabis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the us and we are unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2019, we issued 588,237 shares of common stock to individuals on conversion of convertible promissory notes amounting to $30,000. Additionally, we issued 30,407,412 shares of common stock to shareholders of CannaKorp Inc. as per the Exchange Agreement mentioned in Note 7 in the condensed consolidated financial statements.

During the quarter ended March 31, 2019, we sold 226,441,371 shares of common stock as consideration for private placements. These were recorded at fair value of $4,558,282, based on the cash proceeds received by the Company. As part of consideration for the private placements, we also issued warrants to purchase 226,554,129 shares of common stock. Related to it, during the quarter, we issued 29,074,074 shares of common stock for past and current private placements. Additionally, we received proceeds of $681,187 as consideration for private placements, however signed agreements were not executed as at March 31, 2019 and these have therefore been classified as a liability.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and/or in reliance upon Regulation S adopted pursuant to the Securities Act of 1933, as amended, for offers and sales made outside the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representation	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/13

3(i)(a)	Amended Articles of Incorporation	8-K	05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3.2	Bylaws	10-12G	3.2	09/13/13

10.1	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04-01-19

10.2	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04-01-19

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

Dated: May 20, 2019	By:	/s/ Rubin Schindermann
Rubin Schindermann
Chief Executive Officer and Chief Financial Officer

