Form 10-Q
period 2019-06-30
Target Group Inc.
filed 2019-08-19
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $54,136,226 as of June 30, 2019.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2019, the registrant had 550,707,144 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

(formerly known as Chess Supersite Corporation)

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
ASSETS
Current assets
Cash	1,778,048	303,438
Accounts receivable, no allowance	2,068	—
Inventory	1,052,555	—
Prepaid asset	129,906	35,145
Sales tax recoverable, net of allowance [Note 6]	57,535	220,525
	3,020,112	559,108
Long term assets
Furniture and equipment	333,706	856
Capital work in progress [Note 5]	8,820,385	2,595,022
Goodwill [Note 7]	9,296,507	3,594,195
Other assets	49,668	31,496
Total long term assets	18,500,266	6,221,569
Total assets	21,520,378	6,780,677

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	76,217	—
Accounts payable and accrued liabilities	4,020,964	1,739,765
Payable to related parties [Note 3]	433,313	403,620
Shareholder advances [Note 4]	—	209,046
Shares to be issued [Note 9]	358,074	—
Deferred revenue	128,158	—
Convertible promissory notes, net [Note 8]	44,863	221,639
Derivative liability [Note 8]	97,888	862,483
Deferred rent - Current portion [Note 11]	342,642	—
Total current liabilities	5,502,120	3,436,553

Long term liabilities
Deferred rent - Non-current portion [Note 11]	1,424,324	—
Total long term assets	1,424,324	—
Total liabilities	6,926,444	3,436,553

Contingencies and commitments	—	—

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at June 30, 2019 (1,000,000 shares outstanding as at December 31, 2019) [Note 9]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 541,362,258 common shares outstanding as at June 30, 2019 (93,624,289 common shares outstanding as at December 31, 2018) [Note 9]	54,135	9,362
Stock subscription receivable [Note 9]	—	(220,319)
Shares to be issued [Note 9]	804,602	1,359,349
Additional paid-in capital	28,310,300	11,346,467
Accumulated deficit	(12,415,830)	(9,094,954)
Accumulated comprehensive income (loss)	(2,159,372)	(55,881)
Total stockholders' deficit	14,593,935	3,344,124
Total liabilities and stockholders' deficit	21,520,378	6,780,677

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	$	$	$	$
REVENUE	—	—	—	263

OPERATING EXPENSES

Advisory and consultancy fee	120,248	22,500	413,430	22,500
Management services fee	632,737	75,000	692,558	150,000
Salaries and wages	402,715	—	755,586	—
Legal and professional fees	55,929	45,170	135,018	78,432
Software development expense	—	6,018	—	21,119
Marketing expenses	17,530	12,356	17,530	22,597
Rent and utilities	49,139	5,082	190,120	9,505
Travel expenses	—	—	188	—
Advertising and promotion	24,315	—	24,315	—
Depreciation expense	36,428	—	51,335	—
Office and general	305,102	190	408,907	565

Total operating expenses	1,644,143	166,316	2,688,987	304,718

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	(405,154)	395,931	(375,912)	176,229
Loss on forgiveness/settlement of debt	810,977	267,522	861,687	114,051
Interest and bank charges	10,514	14,915	29,050	28,562
Exchange loss	(14,366)	(138)	(205,932)	506
Day one interest expense	—	—	18,362	—
Accretion expense	253,656	—	360,458	—
Allowance for sales tax recoverable	(118,652)	—	(55,824)	—
Total other expenses	536,975	678,230	631,889	319,348
Net loss before income taxes	(2,181,118)	(844,546)	(3,320,876)	(623,803)
Income taxes	—	—	—	—
Net loss	(2,181,118)	(844,546)	(3,320,876)	(623,803)

Foreign currency translation adjustment	(1,599,851)	—	(1,764,884)	—
Comprehensive loss	(3,780,969)	(844,546)	(5,085,760)	(623,803)

Loss per share, basic and diluted	(0.005)	(0.032)	(0.013)	(0.026)
Weighted average shares - basic and diluted	406,364,868	26,275,291	257,217,104	23,926,910

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

 TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	(loss) income	Total
		$		$		$		$	$		$
As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

Effect of change in functional currency [Note 9]	—	—	—	—	—	—	—	339,007	—	(338,607)	400

Shares issued on conversion of convertible promissory notes [Note 9]	—	—	11,150,489	1,115	—	—	—	188,375	—	—	189,490

Shares issued as consideration for management services and consulting services [Note 9]	—	—	18,334,850	1,833	—	—	—	2,005,496	—	—	2,007,329

Shares issued for acquisition of subsidiary [Note 9]	—	—	30,407,712	3,041	—	—	—	4,059,803	—	—	4,062,844

Shares issued as consideration for consideration of the intellectual property rights [Note 9]	—	—	250,000	25	(250,000)	(27,000)	—	26,975	—	—	—

Transfer from shares to be issued - liability to shares to issued - equity	—	—	—	—	9,813,278	454,241	—	—	—	—	454,241

Shares issued as consideration for private placement [Note 9]	—	—	387,594,918	38,759	(35,043,838)	(981,988)	220,319	9,696,176	—	—	8,973,266

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	648,001	—	—	648,001

Net loss	—	—	—	—	—	—	—	—	(3,320,876)	—	(3,320,876)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,764,884)	(1,764,884)

As at June 30, 2019	1,000,000	100	541,362,258	54,135	15,221,972	804,602	—	28,310,300	(12,415,830)	(2,159,372)	14,593,935

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	(loss) income	Total
		$		$		$		$	$		$
As at December 31, 2017	1,000,000	100	14,973,818	1,497	115,000	73,000	—	5,057,758	(7,194,613)	—	(2,062,258)

Shares issued as consideration for management services [Note 9]	—	—	5,529,412	553	—	—	—	83,447	—	—	84,000

Shares issued on conversion of convertible promissory notes [Note 9]	—	—	8,297,439	830	—	—	—	68,516	—	—	69,346

Shares issued as consideration for consulting services [Note 9]	—	—	800,000	80	—	—	—	26,020	—	—	26,100

Shares issued on settlement of liability - Black Bridge [Note 9]	—	—	2,500,000	250	—	—	—	342,250	—	—	342,500

Shares issued as consideration for private placement [Note 9]	—	—	—	—	2,000,000	100,000	—	—	—	—	100,000

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	240,706	—	—	240,706

Net loss	—	—	—	—	—	—	—	—	(623,803)	—	(623,803)

As at June 30, 2018	1,000,000	100	32,100,669	3,210	2,115,000	173,000	—	5,818,697	(7,818,416)	—	(1,823,409)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2019	June 30, 2018
	$	$
OPERATING ACTIVITIES

Net loss for the period	(3,320,876)	(623,803)

Adjustment for non-cash items
Loss on forgiveness/settlement of debt	861,687	114,051
Change in fair value of derivative	(375,912)	176,229
Day one interest expense	18,362	—
Accretion expense	360,458	—
Shares issued/to be issued for advisory and other services	—	101,100
Penalty charged on convertible promissory notes	—	15,858
Allowance for sales tax recoverable	(55,824)	—
Depreciation expense	51,335	—
Deferred rent	152,973	—

Changes in operating assets and liabilities:
Change in prepaid asset	4,196	—
Change in sales tax recoverable	225,555	—
Change in other assets	(18,172)	—
Change in accounts payable and accrued liabilities	(825,973)	106,122
Net cash used in operating activities	(2,922,191)	(110,443)

INVESTING ACTIVITIES
Cash acquired upon acquisition	5,658	—
Amount invested on capital work in progress	(4,254,240)	—
Net cash used in investing activities	(4,248,582)	—

FINANCING ACTIVITIES
Utilization of bank overdraft facility	(74,812)	—
Repayment of shareholder advances	(75,623)	(49,157)
Shareholder advances	5,166	123,554
Proceeds from issuance of promissory notes	103,000	28,000
Settlement of promissory notes	(570,892)	—
Proceeds from private placements	9,331,340	387,291
Net cash provided by financing activities	8,867,803	489,688

Net increase in cash during the period	1,697,030	379,245
Effect of foreign currency translation	(222,420)	—
Cash, beginning of period	303,438	56
Cash, end of period	1,778,048	379,301

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	189,490	310,052
Shares issued as consideration for services	2,007,329	9,000
Shares issued as consideration for acquisition	3,284,033	—
Cash paid for interest	22,399	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Going Concern and Management Plans

The Company has minimal revenue since inception to date and has sustained operating losses during the six months ended June 30, 2019. The Company had working capital deficit of $2,482,007 and an accumulated deficit of $12,415,830 as of June 30, 2019. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern up-to at least 12 months from the balance sheet date; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2019 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended December 31, 2018.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visava Inc. and CannaKorp, Inc. Significant intercompany accounts and transactions have been eliminated.

Accounts receivable

Accounts receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of June 30, 2019, the Company expects to collect these balances completely and therefore has not created any allowance for it.

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

Use of Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals. Actual results could materially differ from those estimates.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Revenue recognition

The Company adopted ASC 606 effective January 1, 2019, using the modified retrospective method after electing to delay the adoption of the accounting standard as the Company qualified as an “emerging growth company”. Since the Company did not have any contracts as of the effective day, therefore, there was no material impact on the unaudited condensed consolidation interim financial statements upon adoption of the new standard. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell our finished products to our customers, wholesalers, distributors or retailers. Control of the finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will be evaluating the impact this standard will have on the Company’s unaudited condensed consolidated interim financial statements.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the unaudited condensed consolidated interim financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the unaudited condensed consolidated interim financial statements.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Related Party Transactions and Balances

During the six months ended June 30, 2019, $97,321 (June 30, 2018: $150,000) was recorded as management services fee payable to Rubin Schindermann ($75,000) and Alexander Starr ($22,321), who are shareholders and officers in the Company. The amount is included in the related party balance as at June 30, 2019.

They were issued 14,834,850 shares (December 31, 2018: 5,529,412 shares) for these services performed and to settle the shareholder advance as of and for the six months ended June 30, 2019. These were recorded at fair value in the amount of $1,665,329.

On February 22, 2019, Alexander Starr terminated his employment agreement but remained as the President of the Company and the Company has guaranteed to pay $180,000 within the next twelve months starting from March 1, 2019 with payments being made twice a month. During the three months ended June 30, 2019, out of the above mentioned 14,834,850 share issuance, 8,234,850 shares, fair valued at $885,329 were issued to Alexander Star to settle the outstanding management service fee payable of $162,019 and shareholder advances in amount of $14,032. The company recorded a loss on settlement in the amount of $709,278.

Amounts payable to Rubin Schindermann and Alexander Starr as at June 30, 2019 were $nil and $nil, respectively (December 31, 2018: $200,00 and $139,697, respectively).

During the three months ended, June 30, 2019, Saul Niddam, Chief Operating Officer of the subsidiary, CannaKorp, purchased 1,666,667 shares (December 31, 2018: nil shares) as consideration for private placement. These were recorded at fair value in the amount of $37,385 based on the cash proceeds received by the Company.

During the year ended December 31, 2017, Eric Schindermann, who is the son of Rubin Schindermann, became a lender to the Company by way of assignment of an existing promissory note liability of the Company amounting to $18,000. 1,591,556 shares of the Company’s common stock were issued to Eric Schindermann during the year end December 31, 2018, on full conversion of the debt.

During the six months ended June 30, 2019, $101,936 (December 31, 2018: $60,000) was paid as remuneration for management services as salaries to Randal MacLeod, who is shareholder in the Company and President of the subsidiary, Visava. In addition, 3,000,000 shares were issued as a bonus for completing the facility’s construction, fair valued in the amount of $294,000.

As at June 30, 2019, the outstanding balance of multiple loans provided by the shareholders in the Company's subsidiary, CannaKorp, is $387,000 which is included in the payable to related party balance.

As at June 30, 2019, the remaining balance of $46,313 in payable to related parties are management fee accruals for services performed by key management personals (December 31, 2018: $62,500).

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at June 30, 2019 and December 31, 2018 was $nil and $209,046, respectively. The amounts repaid during the six months ended June 30, 2019 and 2018 were $75,623 and $49,157, respectively, and the remaining portion in the amount of $133,423 was settled through issuance of shares of common stock. Refer to Note 3 for details.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	Capital work in progress

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. As at June 30, 2019, the Company has capitalized $8,820,385 in payments to multiple vendors for the construction of the facility.

Construction in progress will be considered leasehold improvements, and is expected to be in service when the facility is open and licensed.

On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility

6.	Sales Tax Recoverable

At June 30, 2019, the Company had $76,713 (December 31, 2018: $294,033) of gross sales tax recoverable. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of 25% of the sales tax recoverable stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount. As of June 30, 2019, the balance of the allowance is $19,178, (December 31, 2018: $75,902).

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The fair value of these warrants was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;
•	Stock price of $0.108 per share;
•	Exercise price between the range of $0.13 to $0.15 per share
•	Volatility at 635.49%
•	Risk free interest rate of 2.55%;
•	Expected life of 2 years; and
•	Expected dividend rate of 0%

As at June 30, 2019, there were 7,211,213 warrants outstanding, fully vested and with a remaining contractual life term of 1.67 years.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

As at June 30, 2019, there were 25,000,000 warrants outstanding, fully vested and with a remaining contractual life term of 1.09 years.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

During the six months ended June 30, 2019, the Company issued convertible promissory notes, details of which are as follows:

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

During the quarter ended June 30, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $35,173 as settlement of debt in the condensed consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

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

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the quarter ended June 30, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $36,085 as settlement of debt in the condensed consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

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

During the quarter ended June 30, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $27,526 as settlement of debt in the condensed consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Interest amounting to $8,038 was accrued for the period ended June 30, 2019 (June 30, 2018: $28,002).

Principal amount outstanding as at June 30, 2019 was $44,863 (December 31, 2018: $476,846).

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the six months ended June 30, 2019, holders of convertible promissory notes converted principal amounting to $108,233 (June 30, 2018: $61,928). The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2018	Conversions / Redemption during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at March 31, 2019
Note B and C	374,911	(32,758)	—	(309,065)	33,088
Note D	4,030	—	—	2,418	6,448
Note F	10,948	—	—	(1,063)	9,885
Note G	3,976	—	—	(386)	3,590
Note I	30,144	—	—	3,698	33,842
Note K	15,679	—	—	(4,644)	11,035
Note M	105,181	(95,113)	—	(10,068)	—
Note N	97,936	(86,363)	—	(11,573)	—
Note O	122,090	(109,782)	—	(12,308)	—
Note P	97,588	(81,918)	—	(15,670)	—
Note Q	—	(104,111)	121,362	(17,251)	—
	862,483	(510,045)	121,362	(375,912)	97,888

During the quarter ended December 31, 2018, the Company changed its valuation method from Black-Scholes Model to Multinomial Lattice Model. This is considered a change in the Company’s estimate and therefore, it has been accounted prospectively.

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model. Following assumptions were used to fair value these notes as at June 30, 2019:

•	Projected annual volatility of a range from 147.3% to 223.1%;

•	Risk free interest rate of 1.90%;

•	Stock price of $0.0100;

•	Liquidity term of 0.19 to 1.13 years;

•	Dividend yield of 0%; and

•	Exercise price of $0.0151 to $0.0515.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.	Stockholders’ Deficit

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 541,362,258 shares are outstanding as at June 30, 2019 (at December 31, 2018: 93,624,289 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at June 30, 2019.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the quarter ended March 31, 2019, the Company sold 226,441,371 shares of common stock as consideration for private placements. These were recorded at fair value of $4,558,282, based on the cash proceeds received by the Company. As part of consideration for the private placement, the Company also agreed to issue warrants to purchase 226,554,129 shares of common stock.

Effective April 1, 2019, the Company changed its functional currency from United States Dollar to Canadian Dollar thereby having an impact on additional paid in capital and accumulated comprehensive income (loss). The presentation currency of the Company has remained unchanged at United States Dollar.

During the quarter ended June 30, 2019, the Company issued 10,562,252 shares of common stock to individuals on conversion of convertible promissory notes amounting to $159,490.

250,000 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $27,000, based on the market price of the Company’s stock on the date of agreement. These were initially recorded under shares to be issued and allocated between common stock and additional paid in capital during the quarter ended June 30, 2019 when the shares were issued.

During the quarter ended June 30, 2019, the Company issued 6,600,000 and 8,234,850 shares of common stock to Rubin Schindermann and Alexander Starr, respectively, as consideration to settle outstanding management fee and shareholder advances recorded at fair value of $1,665,329. Plus, 3,000,000 shares of common stock were issued as a bonus for completing the facility’s construction, fair valued in the amount of $294,000. Refer to Note 3 for additional details. In addition, 500,000 shares were issued as consideration for consulting services amounting to $48,000.

During the three months ended, June 30, 2019, Saul Niddam, Chief Operating Officer of the subsidiary, CannaKorp purchased 1,666,667 shares (December 31, 2018: nil shares) as consideration for private placement. These were recorded at fair value in the amount of $37,385 based on the cash proceeds received by the Company.

During the quarter ended June 30, 2019, the Company sold 126,109,709 shares of common stock as consideration for private placements. These were recorded at fair value of $4,194,665, based on the cash proceeds received by the Company. As part of consideration for the private placement, the Company also agreed to issue warrants to purchase 81,139,987 shares of common stock.

During the quarter, the Company issued 358,520,843 shares for past and current private placements. Refer below for additional details regarding the warrant issued under the subheading “Warrants”. Additionally, proceeds of $358,074 were received as consideration for private placements, however signed agreements were not executed as at June 30, 2019 and these have therefore been classified as a liability.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

15,106,972 shares of common stock to be issued as consideration for private placements. Proper allocation between common stock and additional paid in capital of the amount received will be completed in the period when the shares are issued.

Warrants

The fair value of the warrants issued to private placement purchasers was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

	During quarter ended June 30, 2019	During quarter ended March 31, 2019	During year ended December 31, 2018
Forfeiture rate	0%	0%	0%
Stock price	$0.080 to $0.149 per share	$0.080 to $0.120 per share	$0.060 to $0.210 per share
Exercise price	$0.023 to $0.200 per share	$0.050 per share	$0.050 to $0.150 per share
Volatility	605% to 679%	690%	646%
Risk free interest rate	1.69% to 2.54%	2.26% to 2.60%	2.52% to 2.96%
Expected life	2 and 3 years	3 years	2 and 3 years
Expected dividend rate	0%	0%	0%
Fair value of warrants	$8,873,292	$23,305,826	$6,417,010

As at June 30, 2019, related to private placements, there were 370,778,750 warrants were outstanding, fully vested and with a remaining contractual life term of a range between 0.99 and 2.70 years.

As at June 30, 2019, related to the acquisition of the Company’s subsidiaries, Visava Inc. and CannaKorp Inc, there were 25,000,000 and 7,211,213 warrants outstanding, fully vested and with a remaining contractual life term of 1.09 and 1.67 years, respectively.

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

As at June 30, 2019, holders of convertible promissory notes may be issued 6,207,126 shares assuming a conversion prices ranging from $0.0151 to $0.0464 per share.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Commitments

The Company is a party to a 5-year lease agreement (initiated on September 2018) with respect to its office premises. Total rent for the premises is $848 (CAD $1,100) plus applicable taxes per month. On the first anniversary date, the rent per month will increase to $869 (CAD $1,138) plus applicable taxes, on the second anniversary date, the rent per month will increase to $891 (CAD $1,166) plus applicable taxes, on the third anniversary date, the rent per month will increase to $912 (CAD $1,193) plus applicable taxes, on the fourth anniversary date, the rent per month will increase to $933 (CAD $1,221) plus applicable taxes.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. Total rent for the building is $1,910 (CAD $2,500) plus applicable taxes per month. Effective January 1, 2019, the rent was increased to $19,103 (CAD $25,000) plus applicable taxes per month. The lease agreement has three 10-year renewal options and on each anniversary date, commencing from January 1, 2020, the rent will increase by the cumulative annual percentage increase in the Canadian Consumer Price Index.

Deferred rent is due to the amortization of the operating lease expense resulting from the use of straight-line method versus the non-level lease payments and tenant improvements being made in the Company’s production facility paid by the Company’s landlord in amount of $1,716,694 (CAD $2,331,063). As at June 30, 2019, The Company has recorded tenant improvement allowance incentive amount in work in progress. The Company will be amortizing these deferred rent charges on a monthly basis in the amount of $27,831 (CAD $36,423) over the remaining term ending on June 30, 2024 as a reduction in rent expense.

The Company’s subsidiary, CannaKorp, is a party to a monthly lease agreement (initiated on December 01, 2014) with respect to its facility, approximately 1,000 square feet of space located in a multi-tenant building. Total rent for the premises is $1,200 plus applicable taxes per month, tenancy may be terminated by a sixty (60) days written notice by the Company or the landlord.

Future minimum rent payments for the above leases are as follows:

$
2019	179,643
2020	239,752
2021	240,012
2022	240,264
2023 and onwards	351,318
1,250,989

12.	Subsequent Events

The Company’s management has evaluated subsequent events up to August 19, 2019, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

During July 2019, the Company issued 1,324,503 shares of common stock pursuant to conversion notices received from one holder of the convertible promissory notes.

As disclosed in Note 9, during July and August 2019, the Company issued 8,020,383 shares of common stock as consideration to private placement funds received during prior periods.

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000.00 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (formerly known as Chess Supersite Corporation) (“we,” “us” or the “Company”) for the three and six months ended June 30, 2019 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

All forward-looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements you are cautioned not to place undue reliance on such forward-looking statements.

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

Our product manufacturing will include, but will not be limited to the following:

•	Cannabis flower pods for vaporizer use

•	Cannabis extract pods for vaporizer use

•	Cannabis pre-rolls

•	K-Cup infused coffee and tea pods

•	Infused cannabis beverages

•	Infused cannabis edibles

•	Infused topical products and CBD wellness products.

Recent Acquisitions

To take advantage of the opportunity resulting from the legalization of adult-use cannabis in Canada, we completed several strategic acquisitions and entered into several significant agreements as follows:

Visava Inc./Canary Rx Inc.

On June 27, 2018, we entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., (“Canary”), a Canadian corporation that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a late stage Canadian licensed cannabis producer under Health Canada’s Cannabis Act (“Bill C-45”). Canary expects to produce at least 3,600,000 grams of cannabis per year, beginning in the third quarter of 2019.

Pursuant to the Exchange Agreement, we issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition of its Common Stock, we issued to the Visava shareholders, prorata Common Stock Purchase Warrants to purchase an aggregate of 25,000,000 shares of our Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. The transactions contemplated by the Exchange Agreement closed effective August 2, 2018. Visava will continue its business operations as our first-tier wholly-owned subsidiary with Canary operating as our second-tier subsidiary.

Effective December 6, 2018, we and Canary entered into a Distribution, Collaboration and Licensing Agreement (“Agreement”) with Serious Seeds B.V. (“Serious Seeds”), incorporated in the Netherlands, and Simon Smit (“Smit”), President of Serious Seeds. Under the Agreement, Canary was appointed the exclusive distributor in Canada and all other legal markets globally of Serious’ proprietary cannabis seed strains and Serious’ cannabis cuttings, dried flowers, extracts and seeds. In addition, under the Agreement Canary Rx and Serious will develop certain “Collaborative Products” defined as cannabis seed strains created collaboratively using Serious’ intellectual property. During the term of the Agreement, Canary will own all of the intellectual property related to the Collaborative Products.

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

Effective December 13, 2018, we appointed Cannavolve Inc., an Ontario, Canada corporation based in Toronto (Cannavolve”), under the terms of a Licensed Producer/Licensed Processor Sales Agency Agreement (“Agency Agreement”), as our exclusive agent in Canada to market and sell the CannaKorp Wisp™ vaporizer, the Serious Seeds™ products and Canary branded cannabis in the recreational cannabis markets (collectively the “Products). Cannavolve is an independent recreational cannabis sales and marketing company established to represent licensed producers and licensed processors in Canada of cannabis and cannabis accessories. Cannavolve operates in Canada with offices in Halifax, Montreal, Calgary and Vancouver.

Under the Agency Agreement, Cannavolve will be paid a commission of 6% of net sales based on the wholesale prices of the Products. The initial term of the Agency Agreement is two (2) years from December 13, 2018 subject to a renewal term of two (2) additional years. In addition to customary termination provisions based upon the material default of either us or Cannavolve, we can terminate the Agency Agreement without cause upon ninety (90) days prior written notice.

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

Employees

We currently have two employees, Rubin Schindermann, our CEO and Azmatali Mehrali, our CFO. Alexander Starr terminated his employment agreement effective February 22, 2019 but remained as our President. We have contracted with a number of independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

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

Balance sheet – As at June 30, 2019 and December 31, 2018

Cash

At June 30, 2019 we had cash of $1,778,048 compared to $303,438 as at December 31, 2018. The increase is due to multiple private placements held during the current quarter offset by payments of salaries, consulting, professional and legal expenses during the period.

Prepaid asset

At June 30, 2019 we had prepaid expenses of $129,906 compared to $35,145 as at December 31, 2018. The balance represents the retainer fees paid to our lawyer, security deposit for the leased facility and retainer for vendors services.

Sales tax recoverable

At June 30, 2019, we had $76,713 (December 31, 2018: $294,033) of gross sales tax recoverable. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of 25% of the sales tax recoverable stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount. As of June 30, 2019, the balance of the allowance is $19,178, (December 31, 2018: $75,902).

Intangible assets

Intangible assets represent goodwill acquired during the acquisition of our subsidiaries.

Capital work in progress

Capital work in progress represents the ongoing construction work of our cannabis cultivation 44,000 square feet facility on the leased land which initiated during September 2017.

On May 1, 2019, we completed the construction of our 44,000 square foot cannabis cultivation facility and on May 14, 2019, we submitted a Site Evidence Package to Health Canada as part of the final steps to obtain the license to cultivate cannabis at our facility

Accounts payable and accrued liabilities

At June 30, 2019, we had $4,020,965 of accounts payable and accrued liabilities as compared to $1,739,765 as at December 31, 2018. The balance primarily represents consulting and construction services related to capital work in progress amounting to $2,477,245, outstanding invoices for research and development expense of $848,488, outstanding professional fees of $357,083, accrued payroll of $135,874, interest on promissory notes amounting to $82,908, accounting fee accrual of $2,500 and review fee accrual of $3,000.

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

Payable to related parties

At June 30, 2019 we had $433,313 of amount payable to related parties as compared to $403,620 as at December 31, 2018. The balance represents management services fee outstanding to the managers of the company and non-interest bearing, unsecured loans from our officers.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. The amount of advance as at June 30, 2019 was $nil as compared to $209,046 as at December 31, 2018. The amounts repaid during the period ended June 30, 2019 and 2018 were $75,623 and $49,157, respectively and the remaining portion in the amount of $133,423 was settled through issuance of shares of common stock. Refer to Note 3 for details in the condensed consolidated interim financial statements.

Convertible promissory notes payable

During quarter ended June 30, 2019, we entered into an agreement with one investor and issued a convertible promissory note amounting to $103,000, respectively. The outstanding amount under the notes are due on or before August 16, 2020. Additionally, we settled five notes with cash payments and recorded a loss of $149,493 as a result of these settlements.

We accrued net interest on promissory notes during the quarter ended June 30, 2019 amounting to $8,038 (June 30, 2018: $28,002).

Principal amount outstanding as at June 30, 2019 was $44,863 (December 31, 2018: $476,846).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months June 30, 2019 and 2018:

Revenue

We generated nil revenue during June 30, 2019 and 2018.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three months ended June 30, 2019 compared to 2018 is due to higher advisory and consultancy fee, salaries and wages, legal and professional fees, and rent expenses during the period. This increase was due to the acquisition of the subsidiaries and consolidation of the subsidiary’s activities post acquisition.

Expenses for the three months ended June 30, 2019 primarily represented consulting fees of $120,248, management fees of $632,737, salary and wages amounting in total to 402,715, legal and professional charges of $55,929 comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $49,139, office and general expenses amounting to $305,102.

Other income and expenses comprised, change in fair value of derivative liability amounting to $(405,154), loss on settlement of debt amounting to $810,977, interest and bank charges amounting to $10,514, accretion expenses of $253,656 related to promissory notes and a recovery under allowance expense for sales tax recoverable of $118,652.

Statement of Operations – For the six months June 30, 2019 and 2018:

Revenue

We generated nil revenue during June 30, 2019 as compared to revenue of $263 during period ended June 30, 2018, which represents membership fee for our chess gaming website.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three months ended June 30, 2019 compared to 2018 is due to higher advisory and consultancy fee, salaries and wages, legal and professional fees, and rent expenses during the period. This increase was due to the acquisition of the subsidiaries and consolidation of the subsidiary’s activities post acquisition.

Expenses for the six months ended June 30, 2019 primarily represented consulting fees of $413,430, management fees of $692,558, salary and wages amounting in total to 755,586, legal and professional charges of $135,018 comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $190,120, office and general expenses amounting to $408,907.

Other income and expenses comprised, change in fair value of derivative liability amounting to $(375,912), loss on settlement of debt amounting to $861,687, interest and bank charges amounting to $29,050, accretion expenses of $360,458 related to promissory notes and a recovery under allowance expense for sales tax recoverable of $55,824.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2019, we had a working capital deficit of $2,482,007. We are actively seeking various financing operations to meet the deficit capital requirements.

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

Subsequent Events

During July 2019, we issued 1,324,503 shares of common stock pursuant to conversion notices received from one holder of the convertible promissory notes.

During July and August 2019, we issued 8,020,383 shares of common stock pursuant to our continuing capital raising efforts.

Effective August 8, 2019, we entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants us an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, we will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, we will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by us. We will pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000.00 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by us through December 31, 2020.

Description of Property

We do not own any properties at this time and has no agreements to acquire any properties.

Our principal executive office is located at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada, L4K 4G9. Additionally, we lease a 44,000 square foot facility located in Norfolk County, Ontario to produce Medical and Recreational Cannabis and 1,000 square feet of space located in a multi-tenant building, located 74 Maple Street, Stoneham, Massachusetts for our subsidiary’s office space.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the us and we are unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2019, we issued 588,237 shares of common stock to individuals on conversion of convertible promissory notes amounting to $30,000. Additionally, we issued 30,407,412 shares of common stock to shareholders of CannaKorp Inc. as per the Exchange Agreement mentioned in Note 7 in the unaudited condensed consolidated interim financial statements.

During the quarter ended March 31, 2019, we sold 226,441,371 shares of common stock as consideration for private placements. These were recorded at fair value of $4,558,282, based on the cash proceeds we received. As part of consideration for the private placements, we also issued warrants to purchase 226,554,129 shares of common stock. Related to it, during the quarter, we issued 29,074,074 shares of common stock for past and current private placements. Additionally, we received proceeds of $681,187 as consideration for private placements, however signed agreements were not executed as at March 31, 2019 and these have therefore been classified as a liability.

During the quarter ended June 30, 2019, we issued 10,562,252 shares of common stock to individuals on conversion of convertible promissory notes amounting to $159,490. Additionally, 250,000 shares of common stock were issued as consideration of the intellectual property rights granted by Smit to our subsidiary, Visava, fair valued at $27,000. These were initially recorded under shares to be issued and allocated between common stock and additional paid in capital during the quarter ended June 30, 2019 when the shares were issued.

During the quarter ended June 30, 2019, we issued 6,600,000 and 8,234,850 shares of common stock to Rubin Schindermann and Alexander Starr, respectively, as consideration to settle outstanding management fee and shareholder advances recorded at fair value of $1,959,329. Plus, 3,000,000 shares of common stock were issued to Randal MacLeod as a bonus for completing the facility’s construction, fair valued in the amount of $294,000. Refer to details to Note 3 in the unaudited condensed consolidated interim financial statements. In addition, 500,000 shares were issued as consideration for consulting services amounting to $48,000.

During the three months ended, June 30, 2019, Saul Niddam, Chief Operating Officer of our subsidiary, CannaKorp, purchased 1,666,667 shares (December 31, 2018: nil shares) as consideration for private placement. These were recorded at fair value in the amount of $37,385 based on the cash proceeds we received.

During the quarter ended June 30, 2019, we sold 126,109,709 shares of common stock as consideration for private placements. These were recorded at fair value of $4,194,665, based on the cash proceeds we received. As part of consideration for the private placements, we also issued warrants to purchase 81,139,987 shares of common stock. Related to it, during the quarter, we issued 358,520,843 shares of common stock for past and current private placements. Additionally, we received proceeds of $358,074 as consideration for private placements, however signed agreements were not executed as at June 30, 2019 and these have therefore been classified as a liability.

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

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

Dated: August 19, 2019	By:	/s/ Azmatali Mehrali
Chief Financial Officer