Form 10-Q/A
period 2019-06-30
Target Group Inc.
filed 2019-08-20
CIK 1586554

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

EXPLANATORY NOTE:
This amended report on Form 10-Q is filed to include the
signature and certifications of the Company’s Chief Executive Officer.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representation	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/13

3(i)(a)	Amended Articles of Incorporation	8-K	05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3.2	Bylaws	10-12G	3.2	09/13/13

10.1	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04-01-19

10.2	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04-01-19

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

Dated: August 19, 2019	By:	/s/ Rubin Schindermann
Chief Executive Officer and Director

Dated: August 19, 2019	By:	/s/ Azmatali Mehrali
Chief Financial Officer