Form 10-Q
period 2019-09-30
Target Group Inc.
filed 2019-11-19
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $56,502,617 as of September 30, 2019.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2019, the registrant had 569,394,316 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

(formerly known as Chess Supersite Corporation)

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
	$	$
ASSETS
Current assets
Cash	92,084	303,438
Accounts receivable, no allowance	2,068	—
Inventory	1,052,555	—
Prepaid asset	109,770	35,145
Sales tax recoverable, net of allowance [Note 6]	112,504	220,525
Total current assets	1,368,981	559,108
Long term assets
Furniture and equipment	449,326	856
Capital work in progress [Note 5]	7,713,444	2,595,022
Intangible assets [Note 12]	2,206,823	—
Goodwill [Note 7]	9,296,507	3,594,195
Other assets	113,690	31,496
Total long term assets	19,779,790	6,221,569
Total assets	21,148,771	6,780,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	209	—
Accounts payable and accrued liabilities	2,544,942	1,739,765
Payable to related parties [Note 3]	380,591	403,620
Royalty payable [Note 12]	691,860
Shareholder advances [Note 4]	5,416	209,046
Shares to be issued	482,950	—
Deferred revenue	128,158	—
Convertible promissory notes, net [Note 8]	42,881	221,639
Derivative liability [Note 8]	82,006	862,483
Deferred rent - Current portion [Note 11]	339,890	—
Total current liabilities	4,698,903	3,436,553

Long term liabilities
Deferred rent - Non-current portion [Note 11]	1,322,253	—
Royalty payable [Note 12]	500,000
Total long term liabilities	1,822,253	—
Total liabilities	6,521,156	3,436,553

Contingencies and commitments	—	—

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at September 30, 2019 (1,000,000 shares outstanding as at December 31, 2018) [Note 9]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 565,026,170 common shares outstanding as at September 30, 2019 (93,624,289 common shares outstanding as at December 31, 2018) [Note 9]	56,501	9,362
Stock subscription receivable	—	(220,319)
Shares to be issued [Note 9]	471,415	1,359,349
Additional paid-in capital	29,618,478	11,346,467
Accumulated deficit	(13,400,551)	(9,094,954)
Accumulated comprehensive loss	(2,118,328)	(55,881)
Total stockholders' equity	14,627,614	3,344,124
Total liabilities and stockholders' equity	21,148,771	6,780,677

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	$	$	$	$
Revenue	—	—	—	263

OPERATING EXPENSES

Advisory and consultancy fee	99,060	7,528	512,490	30,028
Management services fee	181,036	100,000	873,594	250,000
Salaries and wages	264,858	77,263	1,020,444	77,263
Legal and professional fees	103,091	120,262	238,109	198,694
Software development expense	—	8,715	—	29,834
Marketing expenses	—	11,750	17,530	34,347
Rent and utilities	1,147	8,914	191,267	18,419
Travel expenses	—	—	188	—
Advertising and promotion	825	—	25,140	—
Depreciation and amortization expenses	50,643	—	101,978	—
Office and general	148,488	14,533	557,395	15,098

Total operating expenses	849,148	348,965	3,538,135	653,683

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	(14,874)	1,448,242	(390,786)	1,624,471
Loss on forgiveness/settlement of debt	98,783	—	960,470	114,051
Interest and bank charges	28,625	23,265	57,675	51,827
Exchange loss (gain)	19,126	10,621	(186,806)	11,127
Day one interest expense	—	—	18,362	—
Accretion expense	—	—	360,458	—
Other Income	(123)	—	(123)	—
Allowance for sales tax recoverable	18,602	—	(37,222)	—

Total other expenses	150,139	1,482,128	782,028	1,801,476
Net loss before income taxes	(999,287)	(1,831,093)	(4,320,163)	(2,454,896)
Income taxes	14,566	—	14,566	—
Net loss	(984,721)	(1,831,093)	(4,305,597)	(2,454,896)

Foreign currency translation adjustment	41,044	(94,656)	(1,723,840)	(94,656)
Comprehensive loss	(943,677)	(1,925,749)	(6,029,437)	(2,549,552)
Loss per share, basic and diluted	(0.002)	(0.04)	(0.012)	(0.075)
Weighted average shares - basic	547,021,009	50,499,454	356,862,488	32,879,956
Weighted average shares - diluted	—	—	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Subscription Receivable	capital $	deficit $	Comprehensive Loss	Total $
As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

Effect of change in functional currency	—	—	—	—	—	—	—	339,007	—	(338,607)	400

Shares issued for acquisition of subsidiary[Note 9]	—	—	30,407,712	3,041	—	—	—	4,059,803	—	—	4,062,844

Shares issued on conversion of convertible promissory notes [Note 8]	—	—	12,474,992	1,247	—	—	—	208,243	—	—	209,490

Shares issued as consideration for management services and consulting services [Note 9]	—	—	18,334,850	1,833	—	—	—	2,005,496	—	—	2,007,329

Shares issued as consideration for consideration of the intellectual property rights	—	—	250,000	25	(250,000)	(27,000)	—	26,975	—	—	—

Shares issued as consideration for intangible assets [Note 12]	—	—	—	—	3,500,000	260,050	—	—	—	—	260,050

Transfer of shares to issued - liability to equity	—	—	5,871,945	587	9,813,278	454,241	—	357,487	—	—	812,315

Private placement held during 2019	—	—	3,879,524	388	352,551,080	8,752,947	220,319	229,157	—	—	9,202,811

Shares issued for prior private placements	—	—	400,182,858	40,018	(398,818,152)	(10,328,172)	—	10,288,154	—	—	—

Extinguishment of derivative liability upon conversion of notes	—	—	—	—	—	—	—	757,689	—	—	757,689

Net loss	—	—	—	—	—	—	—	—	(4,305,597)	—	(4,305,597)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,723,840)	(1,723,840)

As at September 30, 2019	1,000,000	100	565,026,170	56,501	7,498,738	471,415	—	29,618,478	(13,400,551)	(2,118,328)	14,627,614

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount $	Shares	Amount $	Shares	Amount $	Subscription Receivable	capital $	deficit $	Comprehensive Loss	Total $
As at December 31, 2017	1,000,000	100	14,973,818	1,497	115,000	73,000	—	5,057,758	(7,194,613)		(2,062,258)

Effect of change in functional currency

Shares issued for acquisition of subsidiary[Note 9]	—	—	24,648,683	2,465	851,317	56,611	—	1,636,677	—	—	1,695,753

Shares issued on conversion of convertible promissory notes [Note 8]	—	—	13,599,429	1,360	—	—	—	155,928	—	—	157,288

Shares issued as consideration for management services and consulting services [Note 9]	—	—	6,329,412	633	—	—	—	109,467	—	—	110,100

Shares issued on settlement of liability - Black Bridge [Note 9]	—	—	2,500,000	250	—	—	—	342,250	—	—	342,500

Transfer of shares to issued - liability to equity	—	—	—	—	4,104,157	287,291	—	—	—	—	287,291

Private placement held during Q3 2018	—	—	—	—	15,261,650	978,991	—	—	—	—	978,991

Warrant issued for acquisition of subsidiary[Note 9]	—	—	—	—	—	—	—	1,623,092	—	—	1,623,092

Extinguishment of derivative liability upon conversion of notes	—	—	—	—	—	—	—	663,720	—	—	663,720

Net loss	—	—	—	—	—	—	—	—	(2,454,896)	—	(2,454,896)

Foreign currency translation	—	—	—	—	—	—	—	—	—	94,656	94,656

As at September 30, 2018	1,000,000	100	62,051,342	6,205	20,332,124	1,395,893	—	9,588,892	(9,649,509)	94,656	1,436,237

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount $	Shares	Amount $	Shares	Amount $	subscription receivable	capital $	deficit $	comprehensive loss	Total $
As at June 30, 2019	1,000,000	100	541,362,258	54,135	15,221,972	804,602	—	28,310,300	(12,415,830)	(2,159,372)	14,593,935

Shares issued on conversion of convertible promissory notes [Note 8]	—	—	1,324,503	132	—	—	—	19,868	—	—	20,000

Transfer from shares to be issued - liability to shares to issued - equity	—	—	5,871,945	587	—	—	—	357,487	—	—	358,074

Private placement held during Q3 2019	—	—	3,879,524	388	—	—	—	229,157	—	—	229,545

Shares issued as consideration for private placement [Note 9]	—	—	12,587,940	1,259	(11,223,234)	(593,237)	—	591,978	—	—	0

Shares issued as consideration for consideration of the intangible assets [Note 12]	—	—	—	—	3,500,000	260,050	—		—	—	260,050

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	109,688	—	—	109,688

Net loss	—	—	—	—	—	—	—	—	(984,721)	—	(984,721)

Foreign currency translation	—	—	—	—	—	—	—	—	—	41,044	41,044

As at September 30, 2019	1,000,000	100	565,026,170	56,501	7,498,738	471,415	—	29,618,478	(13,400,551)	(2,118,328)	14,627,614

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount $	Shares	Amount $	Shares	Amount $	subscription receivable	capital $	deficit $	comprehensive loss	Total $
As at June 30, 2018	1,000,000	100	32,100,669	3,210	2,115,000	173,000	—	5,818,697	(7,818,416)	—	(1,823,409)

Shares issued on conversion of convertible promissory notes [Note 8	—	—	5,301,990	530	—	—	—	87,412	—	—	87,942

Shares and warrants issued for acquisition of subsidiary[Note 9]	—	—	24,648,683	2,465	851,317	56,611	—	3,259,769	—	—	3,318,845

Shares issued as consideration for private placement [Note 9]	—	—	—	—	13,261,650	878,991	—	—	—	—	878,991

Transfer from shares to be issued - liability to shares to issued - equity	—	—	—	—	4,104,157	287,291	—	—	—	—	287,291
	—	—	—	—	—	—	—	—	—	—
Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	423,014	—	—	423,014

Net loss	—	—	—	—	—	—	—	—	(1,831,093)	—	(1,831,093)

Foreign currency translation	—	—	—	—	—	—	—	—	—	94,656	94,656

As at September 30, 2018	1,000,000	100	62,051,342	6,205	20,332,124	1,395,893	—	9,588,892	(9,649,509)	94,656	1,436,237

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	nine months ended	nine months ended
	September 30, 2019	September 30, 2018
	$	$
OPERATING ACTIVITIES

Net loss for the period	(4,305,597)	(2,454,896)

Adjustment for non-cash items
Loss on forgiveness/settlement of debt	960,470	114,051
Change in fair value of derivative	(390,786)	1,624,471
Shares issued/to be issued for advisory and other services	—	101,100
Penalty charged on convertible promissory notes	—	25,781
Allowance for sales tax recoverable	(37,222)	—
Day one interest expense	18,362	—
Accretion expense	360,458	—
Depreciation expense	101,978	—
Deferred rent	83,712	—

Changes in operating assets and liabilities:
Change in prepaid asset	24,135	(20,548)
Change in sales tax recoverable	152,344	(42,680)
Change in other assets	(82,194)	—
Change in accounts payable and accrued liabilities	(2,316,684)	(235,983)
Net cash used in operating activities	(5,431,024)	(888,704)

INVESTING ACTIVITIES
Cash acquired upon acquisition	5,658	—
Purchase of intangible assets	(308,140)
Amount invested on capital work in progress	(3,332,180)	(302,901)
Net cash used in investing activities	(3,634,662)	(302,901)

FINANCING ACTIVITIES
Utilization (repayment) of bank overdraft facility	208	(63,571)
Repayment of shareholder advances	(75,623)	(188,290)
Shareholder advances	5,166	154,541
Proceeds from issuance of promissory notes	103,000	196,000
Settlement of promissory notes	(570,892)	—
Proceeds from private placements	9,202,811	1,266,282
Net cash provided by financing activities	8,664,670	1,364,962

Net increase in cash during the period	(401,016)	173,357
Effect of foreign currency translation	189,662	(18,621)
Cash, beginning of period	303,438	56
Cash, end of period	92,084	154,792

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	30,000	310,052
Shares issued as consideration for services	2,007,329	9,000
Shares issued as consideration for acquisition	3,284,033	3,318,842
Cash paid for interest	22,399	—
Cash paid for taxes	14,566	—

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020.

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

On September 17 2019, the CannaKorp has signed an agreement with Nabis Holding (Nabis), where Nabis will purchase 200 wisp unit and 5000 pods per quarter from the Company. CannaKorp hereby agrees to sell to Nabis, one CannaMatic. The purchase price for the one CannaMatic shall be $4,500 USD in cash to be paid by Nabis to CannaKorp within 3 calendar days of Nabis obtaining regulatory approval of its vertically integrated licenses and $40,500 or the balance owing to be paid by Nabis to CannaKorp, within 180 days of the Effective Date.

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2019. The Company had working capital deficit of $3,329,922 and an accumulated deficit of $13,400,551 as of September 30, 2019. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Accounts receivable

Accounts receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of September 30, 2019, the Company expects to collect these balances completely and therefore has not created any allowance for it.

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a weighted average cost basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory. Inventories mainly consists of work in process (70%) and finished goods (30%). The cost is determined on the basis of the average cost or first-in, first-out methods.

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

During the nine months ended September 30, 2019, $nil (September 30, 2018: $225,000) was recorded as management services fee payable to Rubin Schindermann (nil, 2018: $112,500) and Alexander Starr ($nil, 2018: $112,500), who are shareholders and officers in the Company. The amount is included in the related party balance as at September 30, 2019.

They were issued 14,834,850 shares (December 31, 2018: 5,529,412 shares) for these services performed and to settle the shareholder advance as of and for the nine months ended September 30, 2019. These were recorded at fair value in the amount of $1,665,329. Rubin Schindermann received 3,000,000 shares in Q2 2019 as part of the Employee Stock Incentive Plan.

On February 22, 2019, Alexander Starr terminated his employment agreement and the Company has guaranteed to pay $180,000 within the next twelve months starting from March 1, 2019 with payments being made twice a month. During the six months ended September 30, 2019, out of the above mentioned 14,834,850 share issuance, 8,234,850 shares, fair valued at $885,329 were issued to Alexander Star to settle the outstanding management service fee payable of $162,019 and shareholder advances in amount of $14,032. The company recorded a loss on settlement in the amount of $709,278.

Amounts payable to Rubin Schindermann and Alexander Starr as at September 30, 2019 were $nil and $nil, respectively (December 31, 2018: $200,00 and $139,697, respectively).

During the nine months ended, September 30, 2019, Saul Niddam, Chief Operating Officer of the subsidiary, CannaKorp, purchased 1,666,667 shares (December 31, 2018: nil shares) as consideration for private placement. These were recorded at fair value in the amount of $37,385 based on the cash proceeds received by the Company. These shares were issued in settlement of accrued wages owing.

During the year ended December 31, 2017, Eric Schindermann, who is the son of Rubin Schindermann, became a lender to the Company by way of assignment of an existing promissory note liability of the Company amounting to $18,000. 1,591,556 shares of the Company’s common stock were issued to Eric Schindermann during the year end December 31, 2018, on full conversion of the debt.

During the nine months ended September 30, 2019, $147,836 (December 31, 2018: $60,000) was paid as remuneration for management services as salaries to Randal MacLeod, who is shareholder in the Company and President of the subsidiary, Visava. In addition, 3,000,000 shares were issued as a bonus for completing the facility’s construction, fair valued in the amount of $294,000.

As at September 30, 2019, the outstanding balance of multiple loans provided by the shareholders in the Company's subsidiary, CannaKorp, is $316,500 which is included in the payable to related party balance.

The Company has purchase goods and services amounting to $0.5 million from a Euro Horti Tech which own by an employee of Canary in the build out of the facility..

As at September 30, 2019, the remaining balance of $64,167 in payable to related parties are management fee accruals for services performed by key management personals (December 31, 2018: $62,500).

4.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at September 30, 2019 and December 31, 2018 was $5,416 and $209,046, respectively. The amounts repaid during the nine months ended September 30, 2019 and 2018 were $75,623 and $270,576, respectively, and during the nine months September 30, 2019, $133,423 was settled through issuance of shares of common stock. Refer to Note 3 for details.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5.	Capital work in progress

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. As at September 30, 2019, the Company has capitalized $7,713,444 in payments to multiple vendors for the construction of the facility. During the current quarter, the Company has reversed certain accruals where the services are not required.

Construction in progress will be considered leasehold improvements, and is expected to be in service when the facility is open and licensed. The Company has received the license subsequently after quarter end. Refer subsequent event.

On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility

6.	Sales Tax Recoverable

At September 30, 2019, the Company had $150,005 (December 31, 2018: $294,033) of gross sales tax recoverable. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of 25% of the sales tax recoverable stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount. As of September 30, 2019, the balance of the allowance is $37,501 (December 31, 2018: $73,508).

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

As at September 30, 2019, there were 8,724,327 warrants outstanding, fully vested and with a remaining contractual life term of 1.42 years.

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

As at September 30, 2019, there were 25,000,000 warrants outstanding, fully vested and with a remaining contractual life term of 0.84 years.

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

During the nine months ended September 30, 2019, the Company issued convertible promissory notes, details of which are as follows:

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

Interest amounting to $12,995 was accrued for the period ended September 30, 2019 (September 30, 2018: $49,764).

Principal amount outstanding as at September 30, 2019 was $42,881 (December 31, 2018: $476,846).

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the nine months ended September 30, 2019, holders of convertible promissory notes converted principal amounting to $108,233 (September 30, 2018: $142,088). The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2018	Conversions/ Redemption during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at September 30, 2019
Note B and C	374,911	(33,766)	—	(317,988)	23,157
Note D	4,030	—	—	2,519	6,549
Note F	10,948	—	—	(1,087)	9,861
Note G	3,976	—	—	(394)	3,582
Note I	30,144	—	—	4,413	34,557
Note K	15,679	—	—	(11,379)	4,300
Note M	105,181	(95,113)	—	(10,068)	—
Note N	97,936	(86,363)	—	(11,573)	—
Note O	122,090	(109,782)	—	(12,308)	—
Note P	97,588	(81,918)	—	(15,670)	—
Note Q	—	(104,111)	121,362	(17,251)	—
	862,483	(510,045)	121,362	(390,786)	82,006

During the quarter ended December 31, 2018, the Company changed its valuation method from Black-Scholes Model to Multinomial Lattice Model. This is considered a change in the Company’s estimate and therefore, it has been accounted prospectively.

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model. Following assumptions were used to fair value these notes as at September 30, 2019:

•	Projected annual volatility of a range from 141.1% to 167%;

•	Risk free interest rate of 1.90%;

•	Stock price of $0.090;

•	Liquidity term of 0 to 0.88 years;

•	Dividend yield of 0%; and

•	Exercise price of $0.0151 to $0.0515.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.	Stockholders’ Equity

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 565,026,170 shares are outstanding as at September 30, 2019 (at December 31, 2018: 93,624,289 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at September 30, 2019.

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

During the quarter ended June 30, 2019, the Company issued 358,520,843 shares for past and current private placements. Refer below for additional details regarding the warrant issued under the subheading “Warrants”. Additionally, proceeds of $358,074 were received as consideration for private placements, however signed agreements were not executed as at June 30, 2019 and these have therefore been classified as a liability. Subsequently, during the quarter ended September 30, 2019, the agreements were executed and shares were issued, therefore, transfer to equity.

During the quarter ended September 30, 2019, the Company issued 1,324,503 shares of common stock to an individual on conversion of convertible promissory notes amounting to $20,000.

During the quarter ended September 30, 2019, the Company sold 3,879,524 shares of common stock as consideration for private placements. These were recorded at fair value of $229,545 based on the cash proceeds received by the Company. As part of consideration for the private placement, the Company also agreed to issue warrants to purchase 8,724,327 shares of common stock.

During the quarter ended September 30, 2019, the Company issued 18,459,885 shares for past and current private placements. Refer below for additional details regarding the warrant issued under the subheading “Warrants”.

Shares to be issued include the following:

7,498,738 numbers of shares outstanding as at September 30, 2019 amounting to $471,415 as details below:

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

3,883,738 shares of common stock to be issued as consideration for private placements. Proper allocation between common stock and additional paid in capital of the amount received will be completed in the period when the shares are issued.

3,500,000 shares of common stock to be issued as consideration for intangible assets. Refer Note 12 for details.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Warrants

The fair value of the warrants issued to private placement purchasers was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

	During quarter ended September 30, 2019	During quarter ended June 30, 2019	During quarter ended March 31, 2019	During year ended December 31, 2018
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.067 to $0.110 per share	$0.080 to $0.149 per share	$0.080 to $0.120 per share	$0.060 to $0.210 per share
Exercise price	$0.05 to $0.150 per share	$0.023 to $0.200 per share	$0.050 per share	$0.050 to $0.150 per share
Volatility	606% to 671%	605% to 679%	690%	646%
Risk free interest rate	1.53% to 2.51%	1.69% to 2.54%	2.26% to 2.60%	2.52% to 2.96%
Expected life	2 and 3 years	2 and 3 years	3 years	2 and 3 years
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$830,890	$8,873,292	$23,305,826	$6,417,010

As at September 30, 2019, related to private placements, there were 379,503,077 warrants were outstanding, fully vested and with a remaining contractual life term of a range between 1.41 and 2.87 years.

As at September 30, 2019, related to the acquisition of the Company’s subsidiaries, Visava Inc. and CannaKorp Inc, there were 25,000,000 and 7,211,213 warrants outstanding, fully vested and with a remaining contractual life term of 0.84 and 1.42 years, respectively.

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

As at September 30, 2019, holders of convertible promissory notes may be issued 5,753,767 shares assuming a conversion prices ranging from $0.0151 to $0.0338 per share.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Commitments

The Company is a party to a 5-year lease agreement (initiated on September 2018) with respect to its office premises. Total rent for the premises is $838 (CAD $1,100) plus applicable taxes per month. On the first anniversary date, the rent per month will increase to $859 (CAD $1,138) plus applicable taxes, on the second anniversary date, the rent per month will increase to $880 (CAD $1,166) plus applicable taxes, on the third anniversary date, the rent per month will increase to $901 (CAD $1,193) plus applicable taxes, on the fourth anniversary date, the rent per month will increase to $922 (CAD $1,221) plus applicable taxes.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. Total rent for the building is $1,888 (CAD $2,500) plus applicable taxes per month. Effective January 1, 2019, the rent was increased to $18,878 (CAD $25,000) plus applicable taxes per month. The lease agreement has three 10-year renewal options and on each anniversary date, commencing from January 1, 2020, the rent will increase by the cumulative annual percentage increase in the Canadian Consumer Price Index.

Deferred rent is due to the amortization of the operating lease expense resulting from the use of straight-line method versus the non-level lease payments and tenant improvements being made in the Company’s production facility paid by the Company’s landlord in amount of $1,716,694 (CAD $2,331,063). As at September 30, 2019, The Company has recorded tenant improvement allowance incentive amount in work in progress. The Company will be amortizing these deferred rent charges on a monthly basis in the amount of $27,504 (CAD $36,423) over the remaining term ending on June 30, 2024 as a reduction in rent expense.

The Company’s subsidiary, CannaKorp, is a party to a monthly lease agreement (initiated on December 01, 2014) with respect to its facility, approximately 1,000 square feet of space located in a multi-tenant building. Total rent for the premises is $1,200 plus applicable taxes per month, tenancy may be terminated by a sixty (60) days written notice by the Company or the landlord.

Future minimum rent payments for the above leases are as follows:

$
2019	59,211
2020	236,928
2021	237,180
2022	237,432
2023 and onwards	347,180
1,117,931

The Company will pay cGreen an advance royalty of $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. These payments were non refundable at signing, thus the full amount of liability is recorded and recognized as consideration paid for license agreement in note 12.

TARGET GROUP INC. (formerly known as Chess Supersite Corporation)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	Intangible assets

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020. The value of the license is based on 10 million common stock valued at the market rate of the stock prevailing on 8th August 2019 and the royalty payments. The asset is amortized over the terms of license.

$
Cost	2,243,000
Amortization	(36,177)

2,206,822

13.	Contingencies

During the year, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $2.1 million in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

14.	Subsequent Events

The Company’s management has evaluated subsequent events up to November 18, 2019, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On 8th October 2019, Canary RX Inc (“Canary”), has been granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). Strategically located just outside of Toronto, ON, Canary RX will begin cultivating cannabis in its 44,000 square foot facility, producing 3600 kilograms annually.

These Standard Licenses enable Canary to produce approximately 3,600kg of dried cannabis flower per year. Canary has curated a bank of 3,500 seeds, comprised of more than 125 strains, including the entire Serious Seeds collection. The Company has the capacity to grow 8 different strains at a time, within the facility’s 8 separate flower rooms.

During October and November, the Company issued 4,368,146 shares of common stock as consideration of private placement funds.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (formerly known as Chess Supersite Corporation) (“we,” “us” or the “Company”) for the three and nine months ended September 30, 2019 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Visava Inc./Canary Rx Inc.

On June 27, 2018, we entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., (“Canary”), a Canadian corporation that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a late stage Canadian licensed cannabis producer under Health Canada’s Cannabis

Act (“Bill C-45”). Canary expects to produce at least 3,600,000 grams of cannabis per year, beginning in the first quarter of 2020.

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

cGreen, Inc. Exclusive License Agreement

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Employees

We have currently two employees including Rubin Schindermann, our CEO and Azmatali Mehrali, our CFO. Alexander Starr terminated his employment agreement effective February 22, 2019. We have contracted with a number of independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

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

Balance sheet – As at September 30, 2019 and December 31, 2018

Cash

At September 30, 2019 we had cash of $92,084 compared to $303,438 as at December 31, 2018. The decrease is due to multiple private placements held during the current quarter offset by payments of salaries, consulting, professional and legal expenses during the period.

Prepaid asset

At September 30, 2019 we had prepaid expenses of $109,770 compared to $35,145 as at December 31, 2018. The balance represents the retainer fees paid to our lawyer, security deposit for the leased facility and retainer for vendors services.

Sales tax recoverable

At September 30, 2019, we had $150,005 (December 31, 2018: $294,033) of gross sales tax recoverable. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of 25% of the sales tax recoverable stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount. As of September 30, 2019, the balance of the allowance is $37,501 (December 31, 2018: $73,508).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Intangible assets

Intangible assets represent goodwill acquired during the acquisition of our subsidiaries.

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020. The value of the license is based on 10 million common stock valued at the market rate of the stock prevailing on 8th August 2019 and the royalty paymentss. The asset is amortized over the terms of license.

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

At September 30, 2019, we had $2,544,942 of accounts payable and accrued liabilities as compared to $1,739,765 as at December 31, 2018. The balance primarily represents consulting and construction services related to capital work in progress amounting to $869,774 outstanding invoices for research and development expense of $144,303, services amounting to 802,000 outstanding professional fees of $336,994, accrued payroll of $3,040, interest on promissory notes amounting to $19,842, accounting fee accrual of $2,500 and review fee accrual of $3,000.

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

Payable to related parties

At September 30, 2019 we had $380,591 of amount payable to related parties as compared to $403,620 as at December 31, 2018. The balance represents management services fee outstanding to the managers of the company and non-interest bearing, unsecured loans from our officers.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. The amount of advance as at September 30, 2019 was $5,416 as compared to $209,046 as at December 31, 2018. The amounts repaid during the period ended September 30, 2019 and 2018 were $75,623 and $188,290, respectively and $133,423 was settled through issuance of shares of common stock. Refer to Note 3 for details in the condensed consolidated interim financial statements.

Convertible promissory notes payable

During quarter ended September 30, 2019, we entered into an agreement with one investor and issued a convertible promissory note amounting to $103,000, respectively. The outstanding amount under the notes are due on or before August 16, 2020. Additionally, we settled five notes with cash payments and recorded a loss of $149,493 as a result of these settlements.

We accrued net interest on promissory notes during the quarter ended September 30, 2019 amounting to $11,579 (September 30, 2018: $21,763).

Principal amount outstanding as at September 30, 2019 was $42,881 (December 31, 2018: $221,639).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months September 30, 2019 and 2018:

Revenue

We generated nil revenue during September 30, 2019 and 2018.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the three months ended September 30, 2019 compared to 2018 is due to higher advisory and consultancy fee, salaries and wages, legal and professional fees, and rent expenses during the period. This increase was due to the acquisition of the subsidiaries and consolidation of the subsidiary’s activities post acquisition.

Expenses for the three months ended September 30, 2019 primarily represented consulting fees of $99,060, management fees of $181,036, salary and wages amounting in total to 264,858, legal and professional charges of $103,091 comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $1,147, office and general expenses amounting to $148,488.

Other income and expenses comprised, change in fair value of derivative liability amounting to $(14,874), loss on settlement of debt amounting to $98,783, interest and bank charges amounting to $28,625, accretion expenses of $nil related to promissory notes and a recovery under allowance expense for sales tax recoverable of $18,602.

Statement of Operations – For the nine months September 30, 2019 and 2018:

Revenue

We generated nil revenue during September 30, 2019 and September 30, 2018, which represents membership fee for our chess gaming website.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant increase in overall expenses for the nine months ended September 30, 2019 compared to 2018 is due to higher advisory and consultancy fee, salaries and wages, legal and professional fees, and rent expenses during the period. This increase was due to the acquisition of the subsidiaries and consolidation of the subsidiary’s activities post acquisition.

Expenses for the nine months ended September 30, 2019 primarily represented consulting fees of $512,490, management fees of $873,594, salary and wages amounting in total to 1,020,444, legal and professional charges of $238,109 comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $191,267, office and general expenses amounting to $557,395.

Other income and expenses comprised, change in fair value of derivative liability amounting to $(390,786), loss on settlement of debt amounting to $960,470, interest and bank charges amounting to $57,675, accretion expenses of $360,458 related to promissory notes and a recovery under allowance expense for sales tax recoverable of $37,222.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2019, we had a working capital deficit of $3,329,922. We are actively seeking various financing operations to meet the deficit capital requirements.

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

Subsequent Events

On 8th October 2019, Canary RX Inc (“Canary”), has been granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). Strategically located just outside of Toronto, ON, Canary RX will begin cultivating cannabis in its 44,000 square foot facility, producing 3600 kilograms annually.

These Standard Licenses enable Canary to produce approximately 3,600kg of dried cannabis flower per year. Canary has curated a bank of 3,500 seeds, comprised of more than 125 strains, including the entire Serious Seeds collection. The Company has the capacity to grow 8 different strains at a time, within the facility’s 8 separate flower rooms.

“Canary first applied for a cultivation license under the MMPR (Marihuana for Medical Purposes Regulations) in 2015. Since then, dozens of people in Canary, Target., and our networks worked together to reach this milestone. We’re proud of our people, we’re proud of our facility, and now, we will focus on our business goals to expand Canary products and presence in our selected markets.”, said Randy MacLeod, President & CEO of Canary.

During October and November, the Company issued 4,368,146 shares of common stock as consideration of private placement funds.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $2.1 million in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2019, we issued 1,324,503 shares of common stock to an individual on conversion of convertible promissory notes amounting to $20,000.

During the quarter ended September 30, 2019, we sold 3,879,524 shares of common stock as consideration for private placements. These were recorded at fair value of $229,157, based on the cash proceeds received by us. As part of consideration for the private placement, we also agreed to issue warrants to purchase 8,724,327 shares of common stock.

During the quarter ended September 30, 2019, we 18,459,885 shares for past and current private placements. Refer below for additional details regarding the warrant issued under the subheading “Warrants” under Note 9 for details in the condensed consolidated interim financial statements.

The foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering and/or in reliance upon Regulation S adopted pursuant to the Securities Act of 1933, as amended, for offers and sales made outside the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representation	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/13

3(i)(a)	Amended Articles of Incorporation	8-K	05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3.2	Bylaws	10-12G	3.2	09/13/13

10.1	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04-01-19

10.2	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04-01-19

10.3	Exclusive License Agreement dated August 8, 2019 with cGreen, Inc.	8-K	2.1	08-13-19

10.4	Purchase, Licensing and Distribution Agreement dated September 17, 2019 with Nabis Arizona Property LLC	8-K	10.1	09-19-19

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: November 19, 2019	By:	/s/ Rubin Schindermann
Chief Executive Officer and Director

Dated: November 19, 2019	By:	/s/ Azmatali Mehrali
Chief Financial Officer