Form 10-K
period 2019-12-31
Target Group Inc.
filed 2020-04-14
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Registrant’s telephone number, including area code +1 905-541-3833

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 14, 2020, the registrant had 560,145,968 shares of Common Stock issued and outstanding.

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

In the 2016 publication by Deloitte, Insights and Opportunities Recreational Marijuana, the project size of the Canadian adult-use market ranged from CDN$4.9 billion to CDN$8.7 billion annually. In the 2018 publication by Deloitte, A Society in Transition, an Industry Ready to Boom, the projected size of the Canadian adult-use market in 2019 ranged from CDN$1.8 billion to CDN$4.3 billion. The Canadian medical cannabis industry experienced substantial growth since 2014. Health Canada projects the Canadian cannabis market will reach CDN$1.3 billion in annual value by 2024.

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

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc, (“Canary”), a Canadian corporation that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a late stage Canadian licensed cannabis producer under Health Canada’s Cannabis Act (“Bill C-45”). Canary expects to produce at least 3,600,000 grams of cannabis per year, beginning in the third quarter of 2020.

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

Under the Agreement, Smit has granted Canary an exclusive license in Canada and all legal markets globally to Serious’ intellectual property including the right to use the service mark of Serious Seeds and all of the names of Serious’ proprietary cannabis seed strains including but not limited to Chronic, AK-47, White Russian, Bubble Gum, Kali Mist, Warlock, Double Dutch, Biddy, Early, Motavation and Strawberry-AKeil.

The initial term of the Agreement will be five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company will issue to Smit 250,000 shares of the Company’s common stock. In addition, beginning on the 13th month following the effective date of the Agreement and continuing through the sixtieth month of the initial term, the Company will issue to Smit each month 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at $0.15 per share. In addition, Smit will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates.

In consideration of Canary Rx’s appointment as Serious’ exclusive distributor in Canada, Canary Rx will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

On October 8, 2019, Canary was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). These Standard Licenses enable Canary to produce approximately 3,600kg of dried cannabis flower per year. Canary has curated a bank of 3,500 seeds, comprised of more than 125 strains, including the entire Serious Seeds collection. The Company has the capacity to grow 8 different strains at a time, within the facility’s 8 separate flower rooms.

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

As of the date of the report, the initial payment of royalty payable of $308,140 has been paid during the year ended December 31, 2019 while the remaining in the amount of $1,191,860 is recorded as royalty payable. No shares have been issued to date, however, the first tranche of 3,500,000 shares, in the amount of $260,050, have been recorded in shares to be issued as equity while the remaining 6,500,000 shares, in the amount of $482,950, are have been recorded in shares to be issued as liability.

Additionally, the Company is arbitration with cGreen for the above breaches as per License Agreement.

During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

Nabis Holding Sales Agreement

Effective September 17, 2019, the Company’s subsidiary, CannaKorp Inc. (“CannaKorp”), entered into a Purchase, Licensing and Distribution Agreement (“Agreement”) with Nabis Arizona Property LLC of Scottsdale, Arizona (“Nabis”) concerning the distribution of CannaKorp’s Wisp™ Vaporizer and Wisp™ Pods in Arizona. The term of the Agreement is three (3) years with automatic renewals for additional one-year periods unless the Agreement is terminated pursuant to its terms. Nabis is required to pay CannaKorp $45,000 for the equipment needed to manufacture the WISP™ Pods, of which $4,500 will be paid within three (3) calendar days of Nabis obtaining regulatory approval of its vertically integrated license and the balance of $40,500 within 180 days of the effective date of the Agreement.

Under the Agreement, Nabis is licensed to manufacture the WISP™ Pods and to sell the WISP™ Pods in conjunction with the sale of the WISP™ Vaporizer. Nabis is required to meet minimum quarterly orders of two hundred (200) WISP™ Vaporizers and five thousand (5,000) WISP™ Pods cartridges. Nabis is licensed to sell the WISP™ Vaporizer and the WISP™ Pods to end users in Arizona, excluding Amazon, eBay, Walmart or other multistate/national brick and mortar or online sales. CannaKorp has granted Nabis a right of first refusal to obtain an exclusive license in Michigan and in Washington for the same rights granted to Nabis in Arizona.

As of the date of this report, the equipment to Nabis has been shipped and the 180 days mark has not passed. Once when it does, we will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Nabis has had delays in rolling out all the products for which they have exclusive licenses with, and we expect their next order will likely be in the next 45 to 60 days.

Item 1A Risk Factors.

In addition to all other information set out in this Report, including our consolidated financial statements and the related notes included elsewhere in this Report, our business is subject to a number of risks that are uniquely applicable to the cannabis business generally and specifically in the cannabis business in Canada. Other risks and uncertainties that we do not presently consider material, or of which we are not presently aware, may become important factors that affect our future financial condition and results of operations. Some of these risks include but are not limited to the developing situation globally surrounding COVID-19 and its impacts on the overall global economy. If any of the risks discussed below actually occur, our business, financial condition, results of operations and prospects could be materially affected.

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

On February 14, 2014, the U.S. Financial Crimes Enforcement Network (“FinCen”) issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses consistent with the Bank Secrecy Act obligations. A memorandum issued by the U.S. Justice Department to federal prosecutors reiterated the guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. However, the FinCen guidelines fall short of the explicit legal authorization that the banking industry had requested the government provide. To date, it is not clear if any banks have relied on the FinCen guidelines to take on legal cannabis companies as clients. Because the use, sale and distribution of cannabis remains illegal under U.S. federal law, many banks will not accept deposits from or provide other bank services to business involved with cannabis. The inability to open bank accounts may make it difficult for our existing and potential customers to operate.

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

One of the major aspects of our business operations is cultivating cannabis which is an agricultural process. As such, that part of our business is subject to the risks associated with the agricultural business, including crop failure presented by weather, plant diseases, and similar agricultural risks. Although we will grow our cannabis products indoors under climate-controlled conditions, there can be no assurances that natural elements, such as insects and plant diseases, will not disrupt our production activities or have an adverse effect on our business.

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

Employees

As at December 31, 2019, we had three employees Rubin Schindermann, our Chief Executive Officer, Azmatali Mehrali, our Chief Financial Officer and Saul Niddam, Chief Innovation Officer, and also serves as our subsidiary, CannaKorp’s Chief Executive Officer. On January 9, 2020, Anthony Zarcone was named co-Chief Executive Officer to serve with Mr. Schindermann. On January 24, 2020, Mr. Schindermann submitted his resignation as co- Chief Executive Officer; however, he remains a director of the Company. On February 14, 2020, the Company terminated the employment of Azmatali Mehrali as Chief Financial Officer. At the present time, the Company has not appointed a new Chief Financial Officer. Alexander Starr, our former president, terminated his employment agreement effective February 22, 2019.

We have contracted with a number of independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation, but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

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

Corporate Facilities

We lease our administrative and executive offices at a minimum monthly rent of $876 plus applicable taxes located at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada.

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

Item 2. Properties

We do not own any properties at this time and do not have presently any agreements to acquire any properties.

Our principal executive office is located at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada, L4K 4G9.

Our subsidiary, Canary, leases a 44,000 square foot facility located in Norfolk County, Ontario to produce medical and recreational cannabis. Total minimum rent for the building is $1,925 (CAD $2,500) plus applicable taxes per month until the notification of the right to build under their application for approval as licensed producer under The Cannabis Act. Subject to the notification, as of January 1st 2019 the minimum rent increased to $19,248 (CAD $25,000) plus applicable taxes per month.

Our subsidiary, CannaKorp, leases executive and administrative offices in Stoneham, Massachusetts. The monthly minimum rent for those offices is $1,200 plus applicable taxes and utilities.

Item 3. Legal Proceedings

During the year, a terminated employee of Canary has filed a suit against the Company amounting to approximately $1,616,790 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

On January 3, 2020, cGreen Inc. filed a Complaint in Arbitration against the Company alleging a breach of the Exclusive License Agreement entered into with the Company effective August 8,2019. (“Agreement”). The Complaint alleges the Company failed to make royalty payments of $300,000 and failed to issue cGreen 7,000,000 shares of the Company’s Common Stock as called for under the Agreement.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,678 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. As of the date of this report, the Company has not made any payment and is in violation of the agreement.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $53,440 (CAD $69,412). Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company, however, the Company is open to a settlement.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTCQB inter-dealer quotation service maintained by OTC Markets Group Inc. under the symbol “CBDY”. The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year

Fiscal year 2019
High	$0.060	0.015	0.120	0.073	0.120
Low	$0.012	0.008	0.045	0.013	0.008

Fiscal year 2018
High	$0.060	0.290	0.159	0.300	0.300
Low	$0.012	0.015	0.023	0.055	0.012

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

As of the date of this report, we have 560,145,968 shares of common stock issued and outstanding held by 428 stockholders of record.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2019, we sold the following securities without registration under the Securities Act of 1933, as amended.

In November, we issued 454,545 shares of common stock at prices of $0.022 per share to one (1) private investor.

In December, we issued 1,243,107 shares at a price of $0.0151 per share, respectively, upon the partial conversion of outstanding convertible promissory notes held by two note holders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2019, the Company had not generated significant revenues and had no income or cash flows from operations since inception. At December 31, 2019, the Company had sustained net loss of $10,367,670, and had an accumulated deficit of $19,462,624.

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

Balance sheet as at December 31, 2019 and 2018

Cash

At December 31, 2019 we had cash of $10,487 compared to $303,438 as at December 31, 2018. The decrease is primarily due to payment of capital work in progress, software development, consulting expenses and professional and legal expenses offset by proceeds received from private placements, note issuances and loan during the year.

Prepaid asset

At December 31, 2019 we had prepaid expenses of 37,702 compared to $35,145 as at December 31, 2018. The balance represents the retainer fees paid to our lawyer and security deposit for the leased land for the facility to produce Medical Marijuana.

Sales tax recoverable

At December 31, 2019, we had $48,744 of gross sales tax recoverable compared to $294,033 as at December 31, 2018. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of 25% of the sales tax recoverable of $12,186 (2018 - $75,902) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

Goodwill and intangible assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of our subsidiaries at the date of acquisition.

In addition, intangible assets represent the Exclusive License Agreement entered with cGreen. The value of the license is based on 10 million common stock valued at the market rate of the stock prevailing on August 8, 2019 and the royalty payments in the amount of $2,243,000. The asset is amortized over the terms of license i.e. 10 years. During the quarter ended December 31, 2019, the intangible asset was written off based on our management’s review and evaluation of the intangible asset’s recoverability.

Fixed assets and capital work in progress

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. As at December 31, 2019, the Company has capitalized $7,713,444 in payments to multiple vendors for the construction of the facility.

On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45).

For additional detail for breakdown in asset class, refer to Note 10 in consolidated financial statements.

Accounts payable and accrued liabilities

Accounts payable amounting to $2,494,588 as at December 31, 2019, primarily represents consulting and construction services related to capital work in progress amounting to $1,079,498, interest on promissory notes and loan amounting to $53,945, marketing services cost amounting to $18,115, valuation fee accrual of $3,500, accounting fee accrual of $2,500 and review fee accrual of $3,000, and outstanding professional fees of $942,000.

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

Payable to related parties

At December 31, 2019 we had $431,660 of amount payable to related parties as compared to $403,620 as at December 31, 2018. The balance represents management services fee outstanding to the managers of the company and non-interest bearing, unsecured loans from our officers including the outstanding amount of $40,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

The above balance also includes a loan provided by one of the Company’s shareholder up to $769,900 (CAD $1,000,000). The loan bears an annual interest rate of 16%, is secured by all assets owned by the Company and its subsidiaries and matures in one year that is December 20, 2020. As at December 31, 2019, the Company was advanced $269,465 (CAD $350,000). Interest expense charged in amount of $1,279 (CAD $1,688) is included in interest and bank charges on the consolidated statement of loss and comprehensive loss and accrued interest is included in accounts payable and accrued liabilities on the consolidated balance sheet.

For additional detail, refer to Note 13 in consolidated financial statements.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. The amount of advance as at December 31, 2019 and 2018 was $nil and $209,046, respectively. The amounts repaid during the years ended December 31, 2019 and 2018 were $203,945 and $281,927, respectively and $133,423 was settled through issuance of shares of common stock. Refer to Note 13 for details in the consolidated financial statements.

Convertible promissory notes payable

During quarter ended March 31, 2019, we entered into an agreement with an investor and issued them a convertible promissory note (Note Q) amounting to $103,000, respectively. The outstanding amount under the notes are due on or before August 16, 2020.

During quarter ended December 31, 2019, we entered into an agreement with an investor and issued them a convertible promissory note (Note R) amounting to $168,300, respectively. The outstanding amount under the notes are due on or before April 21, 2021.

During the year ended December 31, 2019, we settled five notes (Note M, N, O, P and Q) with cash payments and recorded a loss of $149,493 as a result of these settlements.

We accrued net interest on promissory notes during the year ended December 31, 2019 amounting to $75,348 (2018: $67,923).

Principal amount outstanding as at December 31, 2019 was $200,488 of which $32,188 is current portion while $168,300 is the non-current portion (2018: $479,079 – all current portion).

Income statement for the years ended December 31, 2019 and 2018

Revenues for the years ended December 31, 2019 and 2018

We generated nil revenue during year ended December 31, 2019. Revenue of 263 during year ended December 31, 2018 which represents membership fee for the Company’s chess gaming website.

Expenses for the years ended December 31, 2019 and 2018

Expenses amounting to $10,367,670 for the year ended December 31, 2019 are primarily comprised of advisory and consultancy fee of $639,611, management services fee of $1,481,284, salaries and wages of $1,333,729, legal and professional fee of $364,421, software development expense of $nil, marketing expenses of $16,592, rent of $183,105 and expenses related to office of $534,671 together with the fair valuation impact of convertible notes amounting to $(407,999) of the convertible promissory notes and accretion expense of $367,585. In addition, due to the number of settlements during the year, a loss on settlement of debt was $1,428,282 and impairment of intangible asset and goodwill in the amount of $2,149,613 and $1,485,925, respectively.

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

Liquidity and Capital Resources

At December 31, 2019, the Company had a working capital deficit of $4,922,069 and an accumulated deficit of $19,462,624 (2018: Working capital deficit of $2,877,445 and an accumulated deficit of $9,094,954). The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2021 provided that it is successful in obtaining additional financing in the foreseeable future.

Item 8. Consolidated Financial Statements and Supplementary Data

TARGET GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Target Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Group Inc. and Subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated minimal revenue since inception and has significant recurring operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017 Spokane, Washington
April 14, 2020

TARGET GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	$	$

ASSETS
Current assets
Cash	10,487	303,438
Accounts receivable, no allowance	2,068	—
Inventory [Note 8]	124,000	—
Prepaid asset [Note 6]	37,702	35,145
Sales tax recoverable, net of allowance [Note 7]	36,558	220,525
Due from shareholders [Note 14]	2,025	—
Total current assets	212,840	559,108
Long term assets
Fixed assets [Note 10]	8,103,740	856
Capital work in progress [Note 10]	—	2,595,022
Intangible assets [Note 9]	—	—
Goodwill [Note 11]	8,147,916	3,594,195
Other assets	—	31,496
Total long term assets	16,251,656	6,221,569
Total assets	16,464,496	6,780,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	45,911	—
Accounts payable and accrued liabilities [Note 12]	2,494,588	1,739,765
Payable to related parties [Note 13]	431,660	403,620
Royalty payable [Note 9]	1,191,860	—
Shareholder advances [Note 14]	—	209,046
Shares to be issued [Note 9]	482,950	—
Deferred revenue	42,719	—
Convertible promissory notes, net [Note 15]	32,188	221,639
Derivative liability [Note 15]	150,834	862,483
Deferred rent - Current portion [Note 17]	262,199	—
Total current liabilities	5,134,909	3,436,553

Long term liabilities
Deferred rent - Non-current portion [Note 17]	1,346,831	—
Convertible promissory notes, net - Non-current portion [Note 15]	47,619	—
Total long term liabilities	1,394,450	—
Total liabilities	6,529,359	3,436,553

Commitments and contingencies [Note 17 & 19]	—	—

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at December 31, 2019 (1,000,000 shares outstanding as at December 31, 2018) [Note 16]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 571,145,968 common shares outstanding as at December 31, 2019 (93,624,289 common shares outstanding as at December 31, 2018) [Note 16]	57,113	9,362
Stock subscription receivable [Note 16]	(220,000)	(220,319)
Shares to be issued [Note 16]	611,621	1,359,349
Additional paid-in capital	29,846,004	11,346,467
Accumulated deficit	(19,462,624)	(9,094,954)
Accumulated comprehensive loss	(897,077)	(55,881)
Total stockholders' equity	9,935,137	3,344,124
Total liabilities and stockholders' equity	16,464,496	6,780,677

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the
	year ended	year ended
	December 31, 2019	December 31, 2018
	$	$

Revenue	—	263

OPERATING EXPENSES

Advisory and consultancy fee	639,611	77,159
Management services fee	1,481,284	362,500
Salaries and wages	1,333,729	332,337
Legal and professional fees	364,421	314,428
Software development expense	—	32,246
Marketing expenses	16,592	91,852
Rent and utilities	183,105	36,072
Advertising and promotion	25,461	—
Amortization and depreciation expense	111,081	—
Office and general	534,671	34,440

Total operating expenses	4,689,955	1,281,034

OTHER INCOME AND EXPENSES

Change in fair value of derivative liability	(407,999)	323,946
Loss on forgiveness/settlement of debt	1,428,282	39,118
Interest and bank charges	85,553	81,847
Exchange loss	418,940	33,546
Day one interest expense	18,395	62,288
Accretion expense	367,585	2,923
Other (income)	(7,520)	—
Allowance for sales tax recoverable [Note 7]	(63,653)	75,902
Impairment of inventory [Note 8]	202,594	—
Impairment of intangible asset [Note 9]	2,149,613	—
Impairment of goodwill [Note 11]	1,485,925	—

Total other expenses	5,677,715	619,570
Net loss before income taxes	(10,367,670)	(1,900,341)
Income taxes [Note 18]	—	—
Net loss	(10,367,670)	(1,900,341)

Foreign currency translation adjustment	(502,589)	(55,881)
Comprehensive loss	(10,870,259)	(1,956,222)

Loss per share, basic and diluted	(0.025)	(0.041)
Weighted average shares - basic and diluted	410,383,534	46,202,047

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription	paid-in	deficit	Comprehensive	Total
							Receivable	capital		Income
		$		$		$		$	$		$
As at December 31, 2017	1,000,000	100	14,973,818	1,497	115,000	73,000	—	5,057,758	(7,194,613)	—	(2,062,258)

Shares issued as consideration for management services [Note 13]	—	—	5,529,412	553	—	—	—	83,447	—	—	84,000

Shares issued on conversion of convertible promissory notes [Note 16]	—	—	20,813,957	2,081	—	—	—	279,340	—	—	281,421

Shares issued as consideration for consideration of the intellectual property rights [Note 16]	—	—	—	—	250,000	27,000	—	—	—	—	27,000

Shares issued as consideration for consulting services and marketing expenses [Note 16]	—	—	1,550,000	155	—	—	—	72,520	—	—	72,675

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	720,789	—	—	720,789

Shares issued on settlement of liability - Black Bridge [Note 16]	—	—	2,500,000	250	—	—	—	342,250	—	—	342,500

Shares issued as consideration for private placement [Note 16]	—	—	22,757,102	2,276	40,337,532	1,259,349	(220,319)	1,474,068	—	—	2,515,374

Shares and warrants issued for acquisition of subsidiary [Note 11 and 16]	—	—	25,500,000	2,550	—	—	—	3,316,295	—	—	3,318,845

Net loss	—	—	—	—	—	—	—	—	(1,900,341)	—	(1,900,341)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(55,881)	(55,881)

As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

Shares issued as consideration for management and consulting services [Note 13]	—	—	18,334,850	1,833	—	—	—	2,005,496	—	—	2,007,329

Shares issued on conversion of convertible promissory notes [Note 16]	—	—	13,718,099	1,371	—	—	—	226,890	—	—	228,261

Shares issued for acquisition of subsidiary [Note 11]	—	—	30,407,712	3,041	—	—	—	4,059,803	—	—	4,062,844

Shares issued as consideration for private placement [Note 16]	—	—	414,811,018	41,481	(40,875,940)	(1,281,616)	220,319	11,042,518	—	—	10,022,702

Effect of change in functional currency [Note 16]	—	—	—	—	—	—	—	339,007	—	(338,607)	400

Shares issued as consideration for consideration of the intellectual property rights [Note 16]	—	—	250,000	25	(250,000)	(27,000)	—	26,975	—	—	—

Shares to issue as consideration for intangible assets [Note 9]	—	—	—	—	3,500,000	260,050	—	—	—	—	260,050

Cancellation of shares [Note 16]	—	—	—	—	—	220,000	(220,000)	—	—	—	—

Shares issued on settlement of debt [Note 13]	—	—	—	—	930,240	80,838	—	—	—	—	80,838

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	798,848	—	—	798,848

Net loss	—	—	—	—	—	—	—	—	(10,367,670)	—	(10,367,670)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(502,589)	(502,589)

As at December 31, 2019	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	For the	For the
	year ended	year ended
	December 31, 2019	December 31, 2018
	$	$
OPERATING ACTIVITIES

Net loss for the year	(10,367,670)	(1,900,341)

Adjustment for non-cash items
Change in fair value of derivative	(407,999)	323,946
Loss on forgiveness/settlement of debt	1,428,282	39,118
Day one interest expense	18,395	62,288
Accretion expense	367,585	2,923
Shares issued/to be issued for advisory and other services	636,000	174,675
Penalty charged on convertible promissory notes	—	25,781
Allowance for sales tax recoverable	(63,653)	75,902
Depreciation expense	111,081	—
Deferred rent	335,416	—
Impairment of inventory	202,594	—
Impairment of intangibles	2,149,613	—
Impairment of goodwill	1,485,925	—

Changes in operating assets and liabilities:
Change in prepaid asset	(1,751)	(20,536)
Change in sales tax recoverable	254,612	(172,905)
Change in other assets	31,496	(31,496)
Change in accounts payable and accrued liabilities	(1,695,182)	721,179
Net cash used in operating activities	(5,515,256)	(699,466)

INVESTING ACTIVITIES
Cash acquired upon acquisition	18,961	—
Purchase of intangible assets	(308,139)	—
Amount invested on capital work in progress	(3,510,401)	(1,804,063)
Net cash used in investing activities	(3,799,579)	(1,804,063)

FINANCING ACTIVITIES
Utilization (repayment) of bank overdraft facility	45,836	(63,072)
Repayment of shareholder advances	(203,945)	(286,473)
Shareholder advances	224,252	191,194
Proceeds from issuance of promissory notes	271,300	354,000
Settlement of promissory notes	(570,892)	—
Proceeds from private placements	9,210,387	2,515,376
Net cash provided by financing activities	8,976,938	2,711,025

Net (decrease) increase in cash during the period	(337,897)	207,496
Effect of foreign currency translation	44,946	95,886
Cash, beginning of year	303,438	56
Cash, end of year	10,487	303,438

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	228,261	310,052
Shares issued as consideration for services	1,959,329	9,000
Shares issued as consideration for acquisition	3,284,033	3,318,842
Cash paid for interest	22,399	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2019 and 2018

1.	NATURE OF OPERATIONS

Target Group Inc. (“Target Group” or “the Company”) was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020. The Company is arbitration with cGreen for breach of the terms of the License Agreement, refer to Note 9 for additional details. In addition, during the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

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

As of the date of this report, the equipment to Nabis has been shipped and the 180 days mark has not passed. Once when it does, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Nabis has had delays in rolling out all the products for which they have exclusive licenses with, and the Company expects their next order will likely be in the next 45 to 60 days.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Visava Inc. and CannaKorp, Inc. Significant intercompany accounts and transactions have been eliminated upon consolidation.

3.	GOING CONCERN

The Company has minimal revenue since inception to date and has sustained operating losses during the year ended December 31, 2019. The Company had working capital deficit of $4,922,069 and an accumulated deficit of $19,462,624 as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2019 and 2018.

ACCOUNTS RECEIVABLE

Accounts receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Accounts receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of December 31, 2019, the Company expects to collect these balances completely and therefore has not created any allowance for it.

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

REVENUE RECOGNITION

The Company adopted ASC 606 effective January 1, 2019, using the modified retrospective method after electing to delay the adoption of the accounting standard as the Company qualified as an “emerging growth company”. Since the Company did not have any contracts as of the effective day, therefore, there was no material impact on the consolidated financial statements upon adoption of the new standard. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell our finished products to our customers, wholesalers, distributors or retailers. Control of the finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized.

The Company generated nil revenue during year ended December 31, 2019. Revenue of 263 during year ended December 31, 2018 which represents membership fee for the Company’s chess gaming website.

Deferred revenue is due to a shipment sent to one of the Company’s distributors. However, since control has not been transferred and the performance obligation has not been completed, revenue has not been recognized and proceeds received are classified as deferred revenue.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar and the US-based parent is the U.S. dollar. In addition, effective April 1, 2019, the Company changed its functional currency from United States Dollar to Canadian Dollar thereby having an impact on additional paid in capital and accumulated comprehensive income (loss). The presentation currency of the Company has remained unchanged at United States Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from translation of these foreign currency transactions are included in net income (loss) for the year. In translating the consolidated financial statements of the Company and its Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have a cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2019 (December 31, 2018: The Company had excess cash balances in excess of the Federal Deposit Insurance Corporation limit).

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Convertible promissory notes, warrants and preferred stock as at December 31, 2019 are likely to be converted into shares of common stock, however, due to losses, their effect would be antidilutive. As of December 31, 2019, convertible notes, warrants and preferred stock warrants outstanding could be converted into 27,535,127 (2018: 9,125,002), 412,654,530 (2018: 88,094,634) and 100,000,000 (2018: 100,000,000) shares of common stock, respectively.

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

The Company qualifies as an “emerging growth company” (CGC) under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, management can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The management has elected to take advantage of the benefits of this extended transition period.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the consolidated financial statements and will have material impact in the first quarter of year ending December 31, 2020.

6.	PREPAID ASSET

At December 31, 2019, the Company had prepaid expenses of $37,702 compared to $35,145 as at December 31, 2018. The balance represents the retainer fees paid to the lawyer and security deposit for the leased land of the subsidiary’s facility.

7.	SALES TAX RECOVERABLE

At December 31, 2019, the Company had $48,744 of gross sales tax recoverable compared to $294,033 as at December 31, 2018. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of 25% of the sales tax recoverable of $12,186 (2018: $75,902) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

8.	INVENTORY

At December 31, 2019, the inventory in the amount of $124,000 consists of finished goods and is held at a third-party location as at December 31, 2019.

During the year ended December 31, 2019, the Company recorded a write-down of inventory to its net realizable value, in the amount of $51,640 due to decrease in inventory value and recorded an impairment in the amount of $150,954 due to obsolete inventory bringing the total inventory impairment amounting to $202,594.

In addition, the inventory in the amount of $124,000 is secured against the loan provided by the Company’s shareholder. Refer to Note 13 for further details.

9.	INTANGIBLE ASSETS

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020. The value of the license is based on 10 million common stock valued at the market rate of the stock prevailing on August 8, 2019 and the royalty payments. The asset is amortized over the terms of license.

During the quarter ended December 31, 2019, the intangible asset was written off in the amount of $2,149,613 based on management’s review and evaluation of its recoverability.

As at December 31, 2019, no shares have been issued, the first tranche of 3,500,000 shares, in the amount of $260,050, have been recorded in shares to be issued as equity while the remaining 6,500,000 shares, in the amount of $482,950, are have been recorded in shares to be issued as liability. The initial payment of royalty payable of $308,140 has been paid during the year ended December 31, 2019 while the remaining in the amount of $1,191,860 is recorded as royalty payable.

10.	FIXED ASSETS AND CAPITAL WORK IN PROGRESS

The Company’s subsidiary, Canary, initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. As at December 31, 2019, the Company has capitalized $7,713,444 in payments to multiple vendors for the construction of the facility.

On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45).

Since the facility is not operating during the year ended December 31, 2019, no depreciation has been charged on all assets of Canary.

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the year and accordingly, has recorded depreciation expense of $29,025 during the year ended December 31, 2019.

Below is a breakdown of the consolidated fixed asset, category wise:

	Machinery & Equipment	Software	Furniture & fixture	Leasehold improvements	Total
	$	$	$	$	$
Cost	771,202	43,597	949,287	6,957,018	8,721,104
Accumulated depreciation	(572,819)	(40,460)	(4,085)	—	(617,364)

	198,383	3,137	945,202	6,957,018	8,103,740

11.	GOODWILL

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

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of March 1, 2019 was as follows:

Allocation of Purchase Price
$
Cash	18,961
Accounts Receivable	2,068
Inventory	326,595
Prepaid and other receivables	89,585
Property and equipment, net	88,129
Total assets	525,338

Accounts payable	(1,365,790)
Accrued expenses and other current liabilities	(286,435)
Deferred revenue	(128,158)
Payable to related parties	(753,738)
Total liabilities	(2,534,121)
Net liabilities	(2,008,783)
Goodwill	6,071,627
Total net assets acquired	4,062,844

The purchase consideration of 30,407,412 shares and 7,211,213 warrants of the Company’s common stock valued as detailed below:

$
Number of Common Stock	30,407,712
Market price on the date of issuance	0.108
Fair value of Common Stock	3,284,033

$
Number of warrants	7,211,213
Fair value price per warrant	0.108
Fair value of warrant	778,811

Fair value of Common Stock	3,284,033
Fair value of warrant	778,811
Purchase consideration	4,062,844

The fair value of these warrants was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

•	Forfeiture rate of 0%;
•	Stock price of $0.108 per share;
•	Exercise price between the range of $0.13 to $0.15 per share
•	Volatility at 635.49%
•	Risk free interest rate of 2.55%;
•	Expected life of 2 years; and
•	Expected dividend rate of 0%

During the quarter ended December 31, 2019, the goodwill was revaluated after the completion of CannaKorp’s audit of the year ended December 31, 2018. This resulted in changing the balance on acquisition date, March 1, 2019 thereby increasing the goodwill by $369,315 to $6,071,627.

During the year ended, December 31, 2019, the Company identified circumstances which would call for evaluation of goodwill impairment and therefore impaired $1,485,925 reducing the goodwill related to the CannaKorp to $4,585,702.

As at December 31, 2019, there were 8,724,327 (2018: nil) warrants outstanding, fully vested and with a remaining contractual life term of 1.16 years (2018: nil).

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

As at December 31, 2019, there were 25,000,000 (2018: 25,000,000) warrants outstanding, fully vested and with a remaining contractual life term of 0.59 years.

During the year ended December 31, 2019, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $2,494,588 as at December 31, 2019, primarily represents consulting and construction services related to capital work in progress amounting to $1,079,498, interest on promissory notes and loan amounting to $53,945, marketing services cost amounting to $18,115, valuation fee accrual of $3,500, accounting fee accrual of $2,500 and review fee accrual of $3,000, and outstanding professional fees of $942,000.

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

13.	RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2019, $nil (December 31, 2018: $300,000) was recorded as management services fee payable to Rubin Schindermann and Alexander Starr, who are shareholders and former officers in the Company. The amount is included in the related party balance as at December 31, 2019.

They were issued 14,834,850 shares (December 31, 2018: 5,529,412 shares) for these services performed and to settle the shareholder advance as of and for the year ended December 31, 2019. These were recorded at fair value in the amount of $1,665,329. Rubin Schindermann received 3,000,000 shares in quarter ended June 30, 2019 as part of the Employee Stock Incentive Plan.

On February 22, 2019, Alexander Starr terminated his employment agreement and the Company has guaranteed to pay $180,000 within the next twelve months starting from March 1, 2019 with payments being made twice a month. As at December 31, 2019, the balance outstanding is $60,000.

In addition to the above, during the quarter ended June 30, 2019, out of the above mentioned 14,834,850 share issuance, 8,234,850 shares, fair valued at $885,329 were issued to Alexander Star to settle the outstanding management service fee payable of $162,019 and shareholder advances in amount of $14,032. The company recorded a loss on settlement in the amount of $709,278.

Amounts payable to Rubin Schindermann and Alexander Starr as at December 31, 2019 were $nil and $nil, respectively (December 31, 2018: $200,00 and $139,697, respectively).

During the year ended, December 31, 2019, Saul Niddam, Chief Innovation Officer of Target & CEO of the subsidiary, CannaKorp, purchased 1,666,667 shares (December 31, 2018: nil shares) as consideration for private placement. These were recorded at fair value in the amount of $37,385 based on the cash proceeds received by the Company. These shares were issued in settlement of accrued wages owing. As at December 31, 2019, the balance outstanding is $30,796.

During the year ended December 31, 2019, $196,991 (December 31, 2018: $60,000) was paid as remuneration for management services as salaries to Randal MacLeod, who is shareholder in the Company and President of the subsidiary, Visava. In addition, 3,000,000 shares were issued as a bonus for completing the facility’s construction, fair valued in the amount of $294,000 included in management fee. As at December 31, 2019, the balance owing is $18,582.

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company's subsidiary, CannaKorp. Total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, $40,000 is still outstanding to be paid.

During the year ended December 31, 2019, the Company has purchased goods and services amounting to $500,000 from a Euro Horti Tech which is owned by a shareholder of the Company.

Additionally, on December 20, 2019, one of the Company’s shareholders provided a loan up to $769,900 (CAD $1,000,000). The loan bears an annual interest rate of 16%, is secured by all assets owned by the Company and its subsidiaries and matures in one year that is December 20, 2020. As at December 31, 2019, the Company was advanced $269,465 (CAD $350,000). Interest expense charged in amount of $1,279 (CAD $1,688) is included in interest and bank charges on the consolidated statement of loss and comprehensive loss and accrued interest is included in accounts payable and accrued liabilities on the consolidated balance sheet.

As at December 31, 2019, the remaining balance of $12,817 in payable to related parties are management fee accruals for services performed by key management personals (December 31, 2018: $62,500).

During the year ended December 31, 2019, the Company has purchased consulting services amounting to $26,100 from GTA Angel Group which is owned by the Company’s CEO. The balance is still outstanding as at December 31, 2019 and is included in accounts payable and accrued liabilities.

During the year ended December 31, 2019, the Company has purchased consulting services amounting to $26,100 from BaK Consulting which is owned by one of the Company’s director. The balance is still outstanding as at December 31, 2019 and is included in accounts payable and accrued liabilities.

During the year ended December 31, 2019, the Company leases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of directors and rent expense amounted to $38,324. There is no balance outstanding as at December 31, 2019. Refer to Note 17 for the lease terms.

During the year ended December 31, 2019, the Company had advanced $130,883 to ProCanna Bioscience Inc. (“ProCanna”), a company owned by one of employees of the Company and expensed the entire amount as the employee’s management fee for management services provided by the employee. There is no balance owing or outstanding from ProCanna as at December 31, 2019.

During the year ended December 31, 2019, the Company expensed $1,481,284 (2018: $362,500) in management service fee for services provided by CEO, President, CFO and other key officers of the company.

During the year ended December 31, 2018, a loan owed to one of the Company’s shareholders in the amount of $72,570 (CAD $99,000) was extinguished in exchange of 15,800,100 Class A common shares of the Company’s subsidiary Visava Inc. Thereby, a gain on loan settlement in the amount of $74,933 (CAD $99,000) was recorded.

14.	SHAREHOLDER ADVANCES

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at December 31, 2019 and December 31, 2018 was $nil and $209,046, respectively. Additionally, in the amount of $2,025 were receivable from a shareholder. The amounts repaid during the year ended December 31, 2019 and 2018 were $203,945 and $281,927, respectively, and during the year ended December 31, 2019, $133,423 was settled through issuance of shares of common stock. Refer to Note 13 for details.

15.	CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2019, the Company issued convertible promissory notes, details of which are as follows:

Convertible promissory note issued on October 18, 2019, amounting to $168,300 (Note R).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is April 18, 2021.

2.	Interest on the unpaid principal balance of this Note accrues at the rate of 12% per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 75% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on February 16, 2019, amounting to $103,000 (Note Q).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note is August 16, 2020.

2.	Interest on the unpaid principal balance of this Note accrues at the rate of 12% per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 61% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company shall not be obligated to accept any conversion request before six months from the date of the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

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

Interest amounting to $75,348 was accrued for the year ended December 31, 2019 (2018: $67,923).

Principal amount outstanding as at December 31, 2019 was $200,488 of which $32,188 is current portion while $168,300 is the non-current portion (2018: $479,079 – all current portion).

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2019, holders of convertible promissory notes converted principal and interest amounting to $159,908 and $77,353, (2018: $318,494 and $5,281) respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2018	Conversions / Redemption during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at December 31, 2019
Note B and C	374,911	(49,433)	—	(325,478)	—
Note D	4,030	(5,565)	—	2,792	1,257
Note F	10,948	—	—	(1,084)	9,864
Note G	3,976	—	—	(393)	3,583
Note I	30,144	—	—	1,905	32,049
Note K	15,679	—	—	(14,896)	783
Note M	105,181	(95,113)	—	(10,068)	—
Note N	97,936	(86,363)	—	(11,573)	—
Note O	122,090	(109,782)	—	(12,308)	—
Note P	97,588	(81,918)	—	(15,670)	—
Note Q	—	(104,111)	121,362	(17,251)	—
Note R	—	—	107,273	(3,975)	103,298
	862,483	(532,285)	228,635	(407,999)	150,834

During the quarter ended December 31, 2018, the Company changed its valuation method from Black-Scholes Model to Multinomial Lattice Model. This is considered a change in the Company’s estimate and therefore, it has been accounted prospectively.

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model.  Following assumptions were used to fair value these notes as at December 31, 2019:

•	Projected annual volatility of 170.5% to 208.1%;

•	Discount rate of 1.55% to 1.59%;

•	Stock price of $0.01976;

•	Liquidity term of 0.25 to 1.38 years;

•	Exercise price of $0.0072 to $0.0151 to and

•	Dividend yield of 0%;

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

16.	STOCKHOLDERS’ EQUITY

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 571,145,968 shares are outstanding as at December 31, 2019 (at December 31, 2018: 93,624,289 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at December 31, 2019 and 2018.

As of December 31, 2019, convertible notes, warrants and preferred stock warrants outstanding could be converted into 27,535,127 (2018: 9,125,002), 412,654,530 (2018: 88,094,634) and 100,000,000 (2018: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, majority of the warrants are unlikely to be exercised due to the depressed share price.

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

Series A Preferred Stock (“Series A Stock”)

Dividends shall be declared and set aside for any shares of Series A Stock in the same manner and amount as for the Common Stock. Series A Stock, as a class, shall have voting rights equal to a multiple of 2X the number of shares of Common Stock issued and outstanding that are entitled to vote on any matter requiring shareholder approval. The Series A Stock holders shall not vote as a separate class, but shall vote together with the common stock on all matters, including any amendment to increase or decrease the authorized capital stock. Upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation, the assets of the Company available for distribution to its shareholders shall be distributed to the holders of common stock and the holders of the Series A Stock ratably without any preference to the holders of the Series A Stock. Shares of Series A Stock can be converted at any time into fully-paid and nonassessable shares of Common Stock at the rate of One Hundred (100) shares of Common Stock for each One (1) share of Series A Stock.

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

During the quarter ended June 30, 2018, the Company issued 3,140,506 shares of common stock to individuals on conversion of convertible promissory notes amounting to $47,826 and 500,000 shares were issued as consideration for consulting services amounting to $22,500. Furthermore, the Company issued 2,500,000 shares of common stock to the note holder for settlement of debt. See Note 15 for detail.

During the quarter ended September 30, 2018, the Company issued 4,551,990 shares of common stock to individuals on conversion of convertible promissory notes amounting to $85,695. In addition to that, the Company issued 25,500,000 shares of common stock to shareholders of Visava Inc. as per the Exchange Agreement mentioned in Note 11 and 750,000 shares were issued as consideration for marketing services amounting to $46,575.

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

During the quarter ended March 31, 2019, the Company issued 588,237 shares of common stock to individuals on conversion of convertible promissory notes amounting to $30,000. Additionally, the Company issued 30,407,412 shares of common stock to shareholders of CannaKorp Inc. as per the Exchange Agreement mentioned in Note 11.

During the quarter ended March 31, 2019, the Company sold 226,441,371 shares of common stock as consideration for private placements. These were recorded at fair value of $4,558,282, based on the cash proceeds received by the Company. As part of consideration for the private placement, the Company also agreed to issue warrants to purchase 226,554,129 shares of common stock.

Effective April 1, 2019, the Company changed its functional currency from United States Dollar to Canadian Dollar thereby having an impact on prepaid expenses, additional paid in capital and accumulated comprehensive income (loss) in the amount of $600, $339,007 and $339,607. The presentation currency of the Company has remained unchanged at United States Dollar.

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

During the quarter ended June 30, 2019, the Company issued 6,600,000 and 8,234,850 shares of common stock to Rubin Schindermann and Alexander Starr, respectively, as consideration to settle outstanding management fee and shareholder advances recorded at fair value of $1,665,329. Plus, 3,000,000 shares of common stock were issued as a bonus for completing the facility’s construction, fair valued in the amount of $294,000. Refer to Note 13 for additional details. In addition, 500,000 shares were issued as consideration for consulting services amounting to $48,000.

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

During the quarter ended December 31, 2019, the Company issued 1,243,107 shares of common stock to two individuals on conversion of convertible promissory notes amounting to $18,771.

During the quarter ended September 30, 2019, the Company sold 454,545 shares of common stock as consideration for private placements. These were recorded at fair value of $7,576 based on the cash proceeds received by the Company.

During the quarter ended December 31, 2019, the Company issued 4,876,691 shares for past and current private placements. Refer below for additional details regarding the warrant issued under the subheading “Warrants”.

During the quarter ended December 31, 2019, the Company had found an error in issuing in the incorrect private placement and therefore had recorded a subscription receivable in the amount of $220,000 based on the cash proceeds of the private placement and this was offset by shares to be issued, therefore, a net zero effect on equity. Subsequent to the year end, during quarter ended March 31, 2020, the incorrect number of shares, 11,000,000, were cancelled.

Shares to be issued include the following:

4,006,832 numbers of shares outstanding as at December 31, 2019 amounting to $611,261 as details below:

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

703,439 shares of common stock to be issued as consideration for private placements with a fair value of $37,840 based on cash proceeds received. Proper allocation between common stock and additional paid in capital of the amount received will be completed in the period when the shares are issued.

930,240 shares of common stock to be issued as consideration for settlement of loan based on a fair value of $80,838. Refer Note 13 for details.

3,500,000 shares of common stock to be issued as consideration for intangible assets based on a fair value of $260,050. Refer Note 9 for details.

Warrants

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

	During quarter ended December 31, 2019	During quarter ended September 30, 2019	During quarter ended June 30, 2019	During quarter ended March 31, 2019	During year ended December 31, 2018
Forfeiture rate	0%	0%	0%	0%	0%
Stock price	$0.087 per share	$0.067 to $0.110 per share	$0.080 to $0.149 per share	$0.080 to $0.120 per share	$0.060 to $0.210 per share
Exercise price	$0.150 per share	$0.05 to $0.150 per share	$0.023 to $0.200 per share	$0.050 per share	$0.050 to $0.150 per share
Volatility	312%	606% to 671%	605% to 679%	690%	646%
Risk free interest rate	2.27%	1.53% to 2.51%	1.69% to 2.54%	2.26% to 2.60%	2.52% to 2.96%
Expected life	2 years	2 and 3 years	2 and 3 years	3 years	2 and 3 years
Expected dividend rate	0%	0%	0%	0%	0%
Fair value of warrants	$78,006	$830,890	$8,873,292	$23,305,826	$6,417,010

 As at December 31, 2019, related to private placements, there were 379,513,077 (2018: 63,094,634) warrants were outstanding, fully vested and with a remaining contractual life term of a range between 0.49 and 2.62 (2018: 1.49 and 2.98) years.

As at December 31, 2019, related to the acquisition of the Company’s subsidiaries, Visava Inc. and CannaKorp Inc, there were 25,000,000 (2018: 25,000,000) and 7,211,213 (2018: nil) warrants outstanding, fully vested and with a remaining contractual life term of 0.59 (2018: 1.59) and 1.16 (2018: N/A) years, respectively.

As at December 31, 2019, related to the settlement of the Company’s subsidiary, CannaKorp’s loan, there were 930,240 (2018: N/A) warrants outstanding, fully vested and with a remaining contractual life term of 1.24 (2018: N/A).

17.	COMMITMENTS

The Company is a party to a 5-year lease agreement (initiated on September 2018) with respect to its office premises. Total minimum rent for the premises is $838 (CAD $1,100) plus applicable taxes per month. On the first anniversary date, the minimum rent per month will increase to $876 (CAD $1,138) plus applicable taxes, on the second anniversary date, the minimum rent per month will increase to $897 (CAD $1,166) plus applicable taxes, on the third anniversary date, the minimum rent per month will increase to $919 (CAD $1,193) plus applicable taxes, on the fourth anniversary date, the minimum rent per month will increase to $940 (CAD $1,221) plus applicable taxes.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. Total minimum rent for the building is $1,925 (CAD $2,500) plus applicable taxes per month. Effective January 1, 2019, the minimum rent was increased to $19,248 (CAD $25,000) plus applicable taxes per month. The lease agreement has three 10-year renewal options and on each anniversary date, commencing from January 1, 2020, the minimum rent will increase by the cumulative annual percentage increase in the Canadian Consumer Price Index.

Deferred rent is due to the amortization of the operating lease expense resulting from the use of straight-line method versus the non-level lease payments and tenant improvements being made in the Company’s production facility paid by the Company’s landlord in amount of $1,716,694 (CAD $2,331,063). As at December 31, 2019, The Company has recorded tenant improvement allowance incentive amount in work in progress. The Company will be amortizing these deferred rent charges on a monthly basis in the amount of $28,042 (CAD $36,423) over the remaining term ending on June 30, 2024 as a reduction in rent expense.

The Company’s subsidiary, CannaKorp, is a party to a monthly lease agreement (initiated on December 1, 2014) with respect to its facility, approximately 1,000 square feet of space located in a multi-tenant building. Total minimum rent for the premises is $1,200 plus applicable taxes per month, tenancy may be terminated by a sixty (60) days written notice by the Company or the landlord.

For the year ended December 31, 2019, rent expense was $183,105 (2018: $36,072).

Future minimum rent payments for above leases are as follows:

$
2020	246,648
2021	246,904
2022	247,164
2023	372,332
2024	128,760
1,113,048

18.	INCOME TAXES

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

The provision for income taxes is calculated at US corporate tax rate of approximately 21% (2018: 21%) as follows:

	2019	2018
Expected income tax recovery from net loss	$2,177,211	$399,072
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	(693,407)	(131,861)
Change in valuation allowance	(1,483,804)	(267,211)
	—	—

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

Net deferred tax assets consist of the following components as of December 31:

	2019	2018
Tax effect of NOL Carryover	$2,047,257	$563,454
Less valuation allowance	(2,047,257)	(563,454)
	—	—

At December 31, 2019, the Company performed a comprehensive analysis of its tax estimates and revised comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carry forwards of approximately $9,748,843 (2018: $2,683,112) that may be offset against future taxable income from the year by 2039. No tax benefit has been reported in the December 31, 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

19.	CONTINGENCIES

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,616,790 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,678 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. To date the Company has not made any payment and is in violation of the agreement. Due to the immaterial amount, no provision has been recognized.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $53,440 (CAD $69,412). Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company, however, the Company is open to a settlement. As at December 31, 2019, $33,424 (CAD $33,424) has been recorded in the Canary’s payable. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A complaint for damages in the amount of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of the CannaKorp for outstanding professional fees. No claim has been registered and is working with management for a settlement. The Management are of the view that no material losses will arise in respect of the legal claim at the date of these financial statements. As at December 31, 2019, $96,480 has been recorded in the CannaKorp’s payable. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A complaint for damages was lodged against the Company by cGreen for missed payment of the January 2020, non issuance of 7 million shares as promised in the agreement and loss in the share value. No claim has been registered and is working with management for a settlement. The management are of the view that no material losses will arise in respect of the legal claim at the date of these financial statements. Refer to Note 9, for royalty payable and shares to be issued balance as at December 31, 2019. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

20.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to April 14, 2020, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

As disclosed in Note 16, during January 2020, the Company cancelled 11,000,000 shares.

During February 2020, Target and Canary settled with a vendor providing equipment to Canary for outstanding dues. The settlement agreement cleared the outstanding balance of $100,150 due to the vendor and the vendor removed the equipment from Canary’s premises.

Effective March 11, 2020, the Company and the Company’s shareholder, as mentioned in Note 13, (“Lender”) entered into a First Amending Agreement with the Lender pursuant to which the Lender agreed to lend the Company an additional $230,970 (CAD $300,000). The new loan carries interest at the rate of 3.0146% per month. The loan is payable upon demand of the Lender. The net proceeds to the Company is $207,873 (CAD $270,000) after the payment of a $23,097 (CAD $30,000) loan fee to the Lender. The remaining terms and conditions of the Original Loan remain in full force and effect.

During March 2020, Canary and 9258159 Canada Inc. (“Thrive”) signed a letter of intent (the "Letter of Intent") to create a joint venture which will enter into a Master Services Agreement (the “MSA”) with Canary in respect of the cultivation, processing and sale of cannabis at Canary’s licensed site.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at December 31, 2019.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD

Anthony Zarcone	46	Chief Executive Officer and Director

Barry Alan Katzman	60	Director

Saul Niddam	63	Director

Frank Monte	61	Director

Rubin Schindermann	70	Director

Management of Target Group Inc.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Anthony Zarcone

Anthony Zarcone serves as the Chief Executive Officer and a director of the Company. He is an entrepreneur, property manager and co-founder of a food retail/wholesale business in southern Ontario, Canada.

Barry Alan Katzman

Barry Alan Katzman serves a director of the Company. Mr. Katzman was the President and CEO of Tidal Health Solutions, a licensed premium medical cannabis company based in New Brunswick, Canada specializing in hospital-grade medical cannabis.

Saul Niddam

Saul Niddam serves a director of the Company. He is the President of Norlandam Marketing Inc., a sales and marketing agency catering to national brands across North America. Mr. Niddam is also the Chief Executive Officer of the Company’s subsidiary, CannaKorp Inc.

Frank Monte

Frank Monte serves a director of the Company. He is the principal owner and managing director of Brands Gone Wild of Brampton, Ontario, Canada which operates retail outlets through Canada.

Rubin Schindermann

Rubin Schindermann serves as a director of the Company. Mr. Schindermann has been in the business community for over 30 years. In 2002 he established Rubin and Associates Financial Services where he provided services to several private and public companies while providing corporate governance and management direction to ensure complete transparency for shareholders. Since 2011, Mr. Schindermann has served as president and director of Hard Asset Capital Corp. Mr. Schindermann holds a Bachelor of Arts degree in science. Mr. Schindermann holds a BA from the University of Saratov USSR and a Degree in Accountancy from the University of Tel-Aviv.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, (“Exchange Act”). Our officers, directors and persons who beneficially hold more than 10% of our issued and outstanding equity securities are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Except as noted below, as of the date of this report, all persons required to file report pursuant to Section 16 of the Exchange have filed the required reports.

Delinquent Section 16(a) Reports

As of the date of this report, our director Barry Katzman has not filed Form 3, Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to our officers, directors and employees including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code will be provided to any person upon request, without charge. A request for a copy of the Code should be addressed in writing to the Company at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada L4K 4G9.

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

The Company accrues management fee amounting to $150,000 for Rubin Schindermann and Saul Niddam. During the year ended December 31, 2019, the Company issued 6,600,000, 8,234,850, 1,666,667 shares of common stock to Rubin Schindermann, Alexander Starr and Saul Niddam as consideration to settle outstanding management fee in the amount of $780,000, $885,329 and $37,385 respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 14, 2020 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, and (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

Name and Address of Beneficial Owner	Position	Common shares beneficially owned	Percent of Common shares beneficially owned (1)
Anthony Zarcone 55 Administration Road, Unit 13, Vaughan, Ontario, Canada L4K 4G9	Chief Executive Officer and Director	10,259,300 (2)	1.83%
Barry Alan Katzman 55 Administration Road, Unit 13, Vaughan, Ontario, Canada L4K 4G9	Director	—	*
Saul Niddam 55 Administration Road, Unit 13, Vaughan, Ontario, Canada L4K 4G9	Director	1,666,687	*
Frank Monte 55 Administration Road, Unit 13, Vaughan, Ontario, Canada L4K 4G9	Director	8,148,104	1.45%
Rubin Schindermann 55 Administration Road, Unit 13, Vaughan, Ontario, Canada L4K 4G9	Director	9,233,000 (3)	1.65%
Oakland Family Trust 3448 Lakeshore Road, Burlington, Ontario, Canada L7N 1B3		50,129,355	8.95%
Godino Holdings Inc. 49 George Crescent, Caledon Ontario, Canada L7C 1G3		29,375,922	5.24%

Total owned by officers and directors		29,307,091	5.23%

* indicates less than 1%.

(1)	Based on 560,145,968 shares outstanding as of the date of this Report.

(2)	9,259,300 shares are held by The PJB Trust of which Anthony Zarcone is the Trustee.

(3)	Chess Supersite, Inc., a corporation organized under the laws of Ontario, Canada, owns 2,000 shares of the Company. Fifty percent (50%) of the company is owned by Mr. Schindermann. Therefore, Mr. Schindermann may be deemed the beneficial owner of the shares held by such entity. As a result, 1,000 shares are included above.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Of our current directors, only Frank Monte and Barry Katzman are considered “independent directors” because they are not executive officers of the Company or any of its subsidiaries. Saul Niddam is not considered independent because he is the sole executive officer and director of CannaKorp. Inc., the Company’s wholly-owned subsidiary. In determining whether a director is “independent”, the Company’s follows the criteria established by NASDAQ.

Certain Relationships and Related Transactions

Effective December 20, 2019, Jerry Zarcone, the brother of Anthony Zarcone, the Chief Executive Officer and a director of the Company, entered into a loan agreement with the Company pursuant to which Jerry Zarcone agreed to loan the Company up to $769,900 (CAD $1 million) for working capital purposes. The loan agreement called for interest of 16% per annum for a term of one year. An initial tranche of $269,465 (CAD $350,000) was loaned upon the signing of the agreement. The full text of the loan agreement is included in this report as Exhibit 10.20.

Item 14. Principal Accounting Fees and Services.

Our auditor, Fruci & Associates II, PLLC, is the registered independent accounting firm.

Audit Fees

We were billed $30,000 and $17,000 for years ended December 31, 2019 and 2018 respectively for professional services rendered for the audit of our consolidated financial statements.

Audit Related Fees

Other audit related fee for years ended December 31, 2019 and 2018 was $12,000 and $10,000, respectively.

Tax Fees

There was no Tax Fees for years ended December 31, 2019 and 2018.

All Other Fees

There were no other fees for years ended December 31, 2019 and 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Consolidated Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/13

3(i)(a)	Amended Articles of Incorporation	8-K		05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/13/13

4.1*	Description of Capital Stock

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.7	Form of Convertible Promissory Note	8-K		03/07/16

10.8	Non-Negotiable Promissory Note	8-K		03/07/16

10.9	Securities Purchase Agreement	8-K		03/07/16

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20*	Loan Agreement dated December 20, 2019 with Jerry Zarcone

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2020	TARGET GROUP INC.

	By:	/s/ Anthony Zarcone
Anthony Zarcone
Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Anthony Zarcone	Director	April 14, 2020
Anthony Zarcone

/s/ Barry Alan Katzman	Director	April 14, 2020
Barry Alan Katzman

/s/ Saul Niddam	Director	April 14, 2020
Saul Niddam

/s/ Frank Monte	Director	April 14, 2020
Frank Monte

/s/ Rubin Schindermann	Director	April 14, 2020
Rubin Schindermann

