Form 10-Q
period 2020-03-31
Target Group Inc.
filed 2020-06-05
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

+1 905-541-3833

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 5, 2020, the registrant had 560,145,968 shares of Common Stock issued and outstanding.

Explanatory Note

The Company is relying on the U.S. Securities and Exchange Commission March 25, 2020 Order Pursuant to Section 36 of the Exchange Act (Release No. 34-88465 (“Order”) in delaying the filing of this Quarterly Report for the three months ended March 31, 2020 due to circumstances related to the COVID-19 pandemic. In particular, COVID-19 has caused limited access to the Company’s facilities and disrupted normal interactions with its accounting personnel, auditors and others involved in the preparation of this Quarterly Report. The filing of this Quarterly Report on the date hereof will be considered a timely filing under the Order.

2

3

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	$	$
	(Unaudited)	(Restatement - Note 10)
ASSETS
Current assets
Cash	34,675	10,487
Accounts receivable, no allowance	2,068	2,068
Inventory [Note 4]	99,000	124,000
Prepaid asset	60,244	37,702
Sales tax recoverable, net of allowance [Note 3]	40,932	36,558
Due from shareholder [Note 8]	1,854	2,025
Total current assets	238,773	212,840
Long term assets
Fixed assets [Note 5]	7,318,241	8,103,740
Goodwill [Note 6]	7,460,016	8,147,916
Operating lease right-of-use assets [Note 9]	100,594	—
Total long term assets	14,878,851	16,251,656
Total assets	15,117,624	16,464,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	86,314	45,911
Accounts payable and accrued liabilities	2,177,479	2,494,588
Payable to related parties [Note 7]	1,067,371	431,660
Royalty payable	1,191,860	1,191,860
Shareholder advances [Note 8]	—	—
Shares to be issued [Note 11]	222,900	482,950
Deferred revenue	42,719	42,719
Convertible promissory notes, net [Note 10]	92,015	32,188
Derivative liability [Note 10]	138,520	150,834
Deferred rent - Current portion [Note 9]	—	262,199
Operating lease liability - Current portion [Note 9]	64,271	—
Total current liabilities	5,083,449	5,134,909

Long term liabilities
Deferred rent - Non-current portion [Note 9]	—	1,346,831
Convertible promissory notes, net - Non-current portion [Note 10]	—	47,619
Operating lease liability - Non-current portion [Note 9]	1,513,165	—
Warrant liability [Notes 11 and 14]	2,706,242	6,146,116
Total long term liabilities	4,219,407	7,540,566
Total liabilities	9,302,856	12,675,475

Contingencies and commitments [Note 13]	—	—

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at March 31, 2020 (1,000,000 shares outstanding as at December 31, 2019) [Note 11]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 560,145,968 common shares outstanding as at March 31, 2020 (571,145,968 common shares outstanding as at December 31, 2019) [Note 11]	56,015	57,113
Stock subscription receivable [Note 11]	—	(220,000)
Shares to be issued [Note 11]	871,864	611,621
Additional paid-in capital	23,480,986	23,699,888
Accumulated deficit	(16,657,600)	(19,462,624)
Accumulated comprehensive loss	(1,936,597)	(897,077)
Total stockholders' equity	5,814,768	3,789,021
Total liabilities and stockholders' equity	15,117,624	16,464,496

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2020	March 31, 2019
	$	$
REVENUE	30,000	—
COST OF GOOD SOLD	(25,000)	—
Gross profit	5,000	—

OPERATING EXPENSES

Advisory and consultancy fee	44,269	293,182
Management services fee	83,239	59,821
Salaries and wages	138,780	352,871
Legal and professional fees	124,000	79,089
Rent and utilities	29,520	140,981
Travel expenses	—	188
Advertising and promotion	299	—
Amortization and depreciation expense	21,989	14,907
Operating lease expense	84,575	—
Office and general	58,858	103,805

Total operating expenses	585,529	1,044,844

OTHER INCOME AND EXPENSES

Change in fair value of derivative and warrant liability	(3,455,325)	29,242
Loss on forgiveness/settlement of debt	—	50,710
Interest and bank charges	36,249	18,536
Exchange loss (gain)	18,699	(191,566)
Day one interest expense	—	18,362
Accretion expense	12,200	106,802
Allowance for sales tax recoverable	2,624	62,828

Total other (income) expenses	(3,385,553)	94,914
Net income (loss) before income taxes	2,805,024	(1,139,758)
Income taxes	—	—
Net income (loss)	2,805,024	(1,139,758)

Foreign currency translation adjustment	(1,039,520)	(165,033)
Comprehensive income (loss)	1,765,504	(1,304,791)

Earnings (loss) per share – basic and diluted	0.005	(0.011)
Weighted average shares – basic and diluted	566,012,635	107,556,699

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2019 (Reported)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

Reclassification of warrant liability [Note 14]	—	—	—	—	—	—	—	(6,146,116)	—	—	(6,146,116)

As at December 31, 2019 (Restated)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	23,699,888	(19,462,624)	(897,077)	3,789,021

Cancellation of shares [Note 11]	—	—	(11,000,000)	(1,098)	—	—	220,000	(218,902)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	193	—	—	—	—	193

Shares to issue as consideration for intangible assets [Note 11]	—	—	—	—	3,500,000	260,050	—	—	—	—	260,050

Net income	—	—	—	—	—	—	—	—	2,805,024	—	2,805,024

Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,039,520)	(1,039,520)

As at March 31, 2020	1,000,000	100	560,145,968	56,015	7,522,456	871,864	—	23,480,986	(16,657,600)	(1,936,597)	5,814,768

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	588,237	59	—	—	—	29,941	—	—	30,000

Shares and warrant issued for acquisition of subsidiary [Note 11]	—	—	30,407,712	3,041	—	—	—	4,059,803	—	—	4,062,844

Shares issued as consideration for private placement [Note 11]	—	—	29,074,075	2,907	197,367,296	3,951,396	220,319	603,979	—	—	4,778,601

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	181,477	—	—	181,477

Net loss	—	—	—	—	—	—	—	—	(1,139,758)	—	(1,139,758)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(165,033)	(165,033)

As at March 31, 2019	1,000,000	100	153,694,313	15,369	238,069,828	5,310,745	—	16,221,667	(10,234,712)	(220,914)	11,092,255

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2020	March 31, 2019
	$	$
OPERATING ACTIVITIES

Net income (loss) for the period	2,805,024	(1,139,758)

Adjustment for non-cash items
Change in fair value of derivative	(3,455,325)	29,242
Loss on forgiveness/settlement of debt	—	50,710
Day one interest expense	—	18,362
Accretion expense	12,200	106,802
Shares issued/to be issued for advisory and other services	193	—
Allowance for sales tax recoverable	2,624	62,828
Amortization and depreciation expense	21,989	14,907
Deferred rent	—	92,700
Operating lease expense	84,575	—

Changes in operating assets and liabilities:
Change in inventory	25,000	(1,200)
Change in prepaid asset	(25,334)	(1,200)
Change in sales tax recoverable	(10,504)	(251,516)
Change in other assets	—	31,496
Change in accounts payable and accrued liabilities	(249,696)	(132,585)
Change in operating lease liability, net	(80,719)	—
Net cash used in operating activities	(869,973)	(1,119,212)

INVESTING ACTIVITIES
Cash acquired upon acquisition	—	5,658
Amount invested on capital work in progress	—	(1,992,488)
Net cash used in investing activities	—	(1,986,830)

FINANCING ACTIVITIES
Utilization of bank overdraft facility	40,847	—
Proceeds from a loan from a related party	670,044	—
Repayment of shareholder advances	—	(75,623)
Shareholder advances	—	5,166
Proceeds from issuance of promissory notes	—	103,000
Settlement of promissory notes	—	(199,530)
Proceeds from private placements	—	5,459,788
Net cash provided by financing activities	710,891	5,292,801

Net increase in cash during the period	(159,082)	2,186,759
Effect of foreign currency translation	183,270	(192,516)
Cash, beginning of period	10,487	303,438
Cash, end of period	34,675	2,297,681

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	—	30,000
Shares issued as consideration for services	193	—
Shares issued as consideration for acquisition	—	3,284,033
Cash paid for interest	—	10,820
Cash paid for taxes	—	—

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020. The Company is arbitration with cGreen for breach of the terms of the License Agreement. In addition, during the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

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

As of the date of this report, the equipment to Nabis has been shipped and the Company has provided Nabis an additional 180 days before invoicing Nabis for the equipment. Once when the additional 180 day mark has passed, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Nabis has had delays in rolling out all the products for which they have exclusive licenses with, and the Company expects their next order will likely be in the next 45 to 60 days.

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the three months ended March 31, 2020. The Company had working capital deficit of $4,844,676 and an accumulated deficit of $16,657,600 as of March 31, 2020. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2020 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended December 31, 2019.

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

Fixed Assets

Fixed assets are reported at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets, commencing when the assets become available for productive use, based on the following estimated useful lives:

Depreciation is calculated using the following terms and methods:

Furniture & office equipment	Straight-line	7 years
Machinery & equipment	Straight-line	3-5 years
Software	Straight-line	3 years

An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising from derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in the profit or loss in the period the asset is derecognized. The assets’ residual values, useful lives and methods of depreciation are reviewed at each reporting date, and adjusted prospectively, if appropriate.

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited condensed consolidated interim financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited condensed consolidated interim financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

The estimated fair value of cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes are valued Level 3, refer to Note 10 for further details.

TARGET GROUP INC.

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

We generated revenue of $30,000 during March 31, 2020 as compared to $nil revenue during period ended March 31, 2019. The revenue represents the sale of Wisp™ vaporizer and pod units. Since the customer have received the units and there are no further obligations as per the agreement, revenue was recognized.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (ASU 2018-11), which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in ASC Topic 840, Leases (ASC 840). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period (for “emerging growth company” from January 1, 2020). The Company adopted ASC 842 on January 1, 2020 using the effective date transition method. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.

The Company has elected certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2020, including the package of practical expedients. The election of the package of practical expedients resulted in the Company not reassessing prior conclusions under ASC 840 related to lease identification, lease classification and initial direct costs for expired and existing leases prior to January 1, 2020. The Company elected the practical expedient to not record short-term leases on its consolidated balance sheet. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated results of operations or cash flows. See Note 9 for additional information.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for “emerging growth company” beginning after December 15, 2020). The Company will be evaluating the impact this standard will have on the Company’s unaudited condensed consolidated interim financial statements.

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted (for “emerging growth company” beginning after December 15, 2019). The Company has adopted this standard effective from January 1, 2020 and the adoption of this standard did not have any significant impact on the unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Sales Tax Recoverable

At March 31, 2020, the Company had $54,574 of gross sales tax recoverable compared to $48,744 as at December 31, 2019. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of 25% of the sales tax recoverable of $13,642 (December 31, 2019: $12,186) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

4.	Inventory

At March 31, 2020, the inventory in the amount of $99,000 (December 31, 2019: $124,000) consists of finished goods and is held at a third-party location.

During the year ended December 31, 2019, the Company recorded a write-down of inventory to its net realizable value, in the amount of $51,640 due to decrease in inventory value and recorded an impairment in the amount of $150,954 due to obsolete inventory bringing the total inventory impairment amounting to $202,594.

In addition, the inventory in the amount of $99,000 (December 31, 2019: $124,000) is secured against the loan provided by the Company’s shareholder. Refer to Note 7 for further details.

5.	Fixed Assets and Capital Work In Progress

The Company’s subsidiary, Canary, initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. As at March 31, 2020, the Company has capitalized $nil (December 31, 2019: $7,713,444) in payments to multiple vendors for the construction of the facility.

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

Since the facility is not operating during the period ended and year ended March 31, 2020 and December 31, 2019, respectively, no depreciation has been charged on all assets of Canary.

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the period and accordingly, has recorded depreciation expense of $21,989 (March 31, 2019: $14,907) during the period ended March 31, 2020.

Below is a breakdown of the consolidated fixed asset, category wise:

	Machinery & Equipment	Software	Furniture & fixture	Leasehold improvements	Total
	$	$	$	$	$
Cost	766,569	43,402	777,963	6,369,660	7,957,594
Accumulated depreciation	(593,734)	(41,287)	(4,333)	—	(639,353)

	172,835	2,115	773,630	6,369,660	7,318,241

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	Goodwill

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

During the period ended March 31, 2020, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to CannaKorp.

During the year ended, December 31, 2019, the Company identified circumstances which would call for evaluation of goodwill impairment and therefore impaired $1,485,925 reducing the goodwill related to the CannaKorp to $4,585,702.

Refer to Note 11 for details on warrant.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Refer to Note 11 for details on warrant.

During the period and year ended March 31, 2020 and December 31, 2019, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

7.	Related Party Transactions and Balances

During the three months ended March 31, 2020, the Company expensed $83,239 (March 31, 2019: $59,821) in management service fee for services provided by former CEO, President, CFO and other current key officers of the company.

The breakdown of the related party balance as at March 31, 2020 in the amount of $1,067,371 (December 31, 2019: $431,660) is below:

On December 20, 2019, one of the Company’s shareholders provided a loan up to $704,900 (CAD $1,000,000). The loan bears an annual interest rate of 16%, is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures in one year that is December 20, 2020. On March 31, 2020, the loan maximum was increased by $211,470 (CAD 300,000) and this additional loan bears an annual interest rate of 43%. As at March 31, 2019, the outstanding balance was $881,125 (CAD $1,250,000). Interest expense charged in amount of $23,431 (CAD $33,240) is included in interest and bank charges on the consolidated statement of loss and comprehensive loss and accrued interest in the amount of $24,621 (CAD $34,928) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The balance owing to former CEO, President, CFO and other current key officers of the Company is $129,162 (December 31, 2019: $134,580). The outstanding balance are primarily outstanding management service fee. During the period ended March 31, 2020, nil shares (March 31, 2019: nil shares) were issued for these services performed as of and for the period ended March 31, 2020.

On February 22, 2020, Randal MacLeod, who is shareholder in the Company and former President of the subsidiary, Visava terminated his employment agreement and during the period ended March 31, 2020, $54,183 (March 31, 2019: $113,750) was paid as remuneration for management services included in salaries and wages. As at March 31, 2020, the balance owing is $17,084 (December 31, 2019: $18,582).

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company's subsidiary, CannaKorp. Total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as at March 31, 2020 and December 31, 2019, $40,000 was outstanding to be paid.

During the period ended March 31, 2020, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO. The balance outstanding as at March 31, 2020 is $23,896 and is included in accounts payable and accrued liabilities.

During the period ended March 31, 2020, the Company has purchased consulting services amounting to $14,890 from BaK Consulting which is owned by one of the Company’s director. The balance outstanding as at March 31, 2020 is $23,896 and is included in accounts payable and accrued liabilities.

During the period ended March 31, 2020, the Company leases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of directors and rent expense amounted to $9,357. There is balance of $8,663 outstanding as at March 31, 2020 and is included in accounts payable and accrued liabilities.

8.	Shareholder Advances

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at March 31, 2020 and December 31, 2019 was $nil. Additionally, in the amount of $1,854 were receivable from a shareholder. The amounts repaid during the period ended March 31, 2020 and 2019 were $nil and $75,623, respectively.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.	Operating Lease Right-Of-Use Assets and Lease Liability

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2020, the effective date. The Company made an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less.  The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at adoption date in determining the present value of lease payments.  The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating lease. Upon adoption of ASC 842, the Company recognized $1,591,814 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,473,185 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

The Company is a party to a 5-year lease agreement (initiated on September 2018) with respect to its office premises. Total minimum rent for the premises is $782 (CAD $1,100) plus applicable taxes per month. On the first anniversary date, the minimum rent per month will increase to $802 (CAD $1,138) plus applicable taxes, on the second anniversary date, the minimum rent per month will increase to $822 (CAD $1,166) plus applicable taxes, on the third anniversary date, the minimum rent per month will increase to $841 (CAD $1,193) plus applicable taxes, on the fourth anniversary date, the minimum rent per month will increase to $861 (CAD $1,221) plus applicable taxes.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $24,672 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability.

The operating lease expense for the three months ended March 31, 2020 was $84,575 (CAD $113,601). These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases were 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2020	$229,340
2021	$308,957
2022	$312,183
2023	$311,916
Thereafter	$2,004,318
Total lease payment	$3,166,714
Less imputed interest	$(1,589,278)
Present value of lease liabilities	$1,577,436
Current portion	$(64,271)
Non-current portion	$1,513,165

10.	Convertible Promissory Notes

Interest amounting to $10,082 was accrued for the quarter ended March 31, 2020 (March 31, 2019: $16,444).

Principal amount outstanding as at March 31, 2020 and December 31, 2019 was $200,488. As at March 31, 2020, the entire balance was current since one of the notes was paid prior to its maturity date subsequent to the quarter, refer to Note 15 for additional details. In comparison, as at December 31, 2019, $32,188 is current portion while $168,300 is the non-current portion.

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the three months ended March 31, 2020, holders of convertible promissory notes converted principal amounting to $nil (March 31, 2019: $30,000). The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2019	Conversions / Redemption during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at March 31, 2020
Note D	1,257	—	—	9	1,266
Note F	9,864	—	—	(47)	9,817
Note G	3,583	—	—	(17)	3,566
Note I	32,049	—	—	(2,976)	29,073
Note K	783	—	—	(706)	77
Note R	103,298	—	—	(8,577)	94,721
	150,834	—	—	(12,314)	138,520

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model. Following assumptions were used to fair value these notes as at March 31, 2020:

•	Projected annual volatility of a range from 191% to 240%;

•	Risk free interest rate of a range from 0.14% to 0.19%;

•	Stock price of $0.010;

•	Liquidity term of 0.23 to 1.13 years;

•	Dividend yield of 0%; and

•	Exercise price of $0.0037 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stockholders’ Equity

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 560,145,968 shares are outstanding as at March 31, 2020 (at December 31, 2019: 571,145,968 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at March 31, 2020 and December 31, 2019.

As of March 31, 2020, convertible notes, warrants and preferred stock warrants outstanding could be converted into 61,086,822 (December 31, 2019: 27,535,127), 409,200,828 (December 31, 2019: 408,950,827) and 100,000,000 (December 31, 2019: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, majority of the warrants are unlikely to be exercised due to the depressed share price.

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

Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefore.

Holders of common stock have no pre-emptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock. The Company may issue additional shares of common stock which could dilute its current shareholder’s share value.

2020

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $193, based on the market price of the Company’s stock on the date of agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid in capital once the shares are issued.

2019

During the quarter ended March 31, 2019, the Company issued 588,237 shares of common stock to individuals on conversion of convertible promissory notes amounting to $30,000. Additionally, the Company issued 30,407,412 shares of common stock to shareholders of CannaKorp Inc. as per the Exchange Agreement mentioned in Note 1.

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

During the quarter ended December 31, 2019, the Company sold 454,545 shares of common stock as consideration for private placements. These were recorded at fair value of $7,576 based on the cash proceeds received by the Company.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the quarter ended December 31, 2019, the Company issued 4,876,691 shares for past and current private placements. Refer below for additional details regarding the warrant issued under the subheading “Warrants”.

Shares to be issued include the following:

7,522,456 numbers of shares outstanding as at March 31, 2020 amounting to $871,864 as details below:

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

930,240 shares of common stock to be issued as consideration for settlement of loan based on a fair value of $80,838. Refer Note 7 for details.

7,000,000 shares of common stock to be issued as consideration for intangible assets based on a fair value of $520,100. During the quarter ended March 31, 2020, 3,500,000 shares with a fair value of $260,050 to be issued in connection with License Agreement with cGreen (as explained in detail in annual year ended December 31, 2019 10-K) were transferred to equity.

15,624 shares of common stock to be issued as consideration for intellectual property rights granted by Smit based on a fair value of $193.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Warrants

As further explained in Note 14, the warrants (with exercise price in United States Dollar) were re-classified as liability as at December 31, 2019 and therefore have been revalued on March 31, 2020. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

	As at March 31, 2020	As at December 31, 2019
Forfeiture rate	0%	0%
Stock price	$0.010 per share	$0.020 per share
Exercise price	$0.023 to $0.200 per share	$0.023 to $0.200 per share
Volatility	195% to 286%	170% to 382%
Risk free interest rate	0.23% to 2.66%	1.58% to 2.66%
Expected life	0.24 to 2.37 years	0.49 and 2.66 years
Expected dividend rate	0%	0%

The fair value of the warrants, which were issued during the quarter ended March 31, 2020, were measured on issuance dates using the Black-Scholes option pricing model using the following assumptions:

During quarter ended March 31, 2020
Forfeiture rate	0%
Stock price	$0.010 to $0.014 per share
Exercise price	$0.150 to $0.200 per share
Volatility	312%
Risk free interest rate	1.61%
Expected life	2 years
Expected dividend rate	0%
Fair value of warrants	$3,137

409,200,828 numbers of warrants outstanding as at March 31, 2020 are details below:

As at March 31, 2020, related to private placements, there were 375,809,374 (December 31, 2019: 375,809,374) warrants were outstanding, fully vested and with a remaining contractual life term of a range between 0.24 and 2.37 (December 31, 2019: 0.49 and 2.62) years.

As at March 31, 2020, related to the acquisition of the Company’s subsidiaries, Visava Inc. and CannaKorp Inc, there were 25,000,000 (December 31, 2019: 25,000,000) and 7,211,213 (December 31, 2019: 7,211,213) warrants outstanding, fully vested and with a remaining contractual life term of 0.34 (December 31, 2019: 0.59) and 0.92 (December 31, 2019: 1.16) years, respectively.

As at March 31, 2020, related to the settlement of the Company’s subsidiary, CannaKorp’s loan, there were 930,240 (December 31, 2019: 930,240) warrants outstanding, fully vested and with a remaining contractual life term of 0.99 (December 31, 2019: 1.24).

As at March 31, 2020, related to the consideration for Serious Seed’s intellectual property rights, there were 250,001 (December 31, 2019: N/A) warrants outstanding, fully vested and with a remaining contractual life term a range between 1.77 and 1.93 (December 31, 2019: N/A).

12.	Earnings (loss) Per Share

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2020, diluted EPS excludes the change due in fair value of derivative value which is causing the operating loss to turn into a net income, resulting in the basic and diluted EPS being same for this period.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

13.	Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,480,290 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,199 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. To date the Company has not made any payment and is in violation of the agreement. Due to the immaterial amount, no provision has been recognized.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $48,929 (CAD $69,412). As at March 31, 2020, $30,602 (CAD $43,413) was currently recorded in the Canary’s payable. Subsequent to quarter ended March 31, 2020, the Company settled with the employee in the amount of $6,727 (CAD $9,543).

A complaint for damages in the amount of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of the CannaKorp for outstanding professional fees. No claim has been registered and is working with management for a settlement. The Management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at March 31, 2020, $188,865 has been recorded in the CannaKorp’s payable. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A complaint for damages was lodged against the Company by cGreen for missed payment of the January 2020, non issuance of 7 million shares as promised in the agreement and loss in the share value. No claim has been registered and is working with management for a settlement. The management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the 13th month following the effective date of the Agreement and continuing through the sixtieth month of the initial term. Furthermore, Serious Seeds B.V. will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As at March 31, 2020, none of the above shares have been issued.

As per the License Agreement with cGreen, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. As at March 31, 2020, no shares have been issued.

14.	Restatement

During quarter ended March 31, 2020, the Company identified that due to the change in functional currency of the Company from United States Dollar to Canadian Dollar during year ended December 31, 2019, the outstanding warrants as at December 31, 2019 no longer meet the scope exception of ASC 815 and therefore, should not be considered indexed to its own stock and as a result, these warrants should be re-classified from additional paid-in-capital to liability as at December 31, 2019.

As a result of this restatement, the following line items were restated in the comparative balance sheet as at December 31, 2019:

	Balance as previously reported	Adjustments	Restated balance
	$	$	$
Warrant liability	—	6,146,116	6,146,116
Total liability	6,529,359	6,146,116	12,675,475

Additional paid-in capital	29,846,004	(6,146,116)	23,699,888
Total equity	9,935,137	(6,146,116)	3,789,021

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.	Subsequent Events

The Company’s management has evaluated subsequent events up to June 5, 2020, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

Effective April 20, 2020, the Company issued its promissory note (“Note”) to a private individual in the principal amount of $236,993. The Note contained an original issue discount of $15,300 resulting in net proceeds to the Company of $221,693. The Note carries interest at the rate of 12% per annum. The entire principal balance plus accrued interest is payable not later than April 20, 2021. The Note can be prepaid by the Company without prepayment penalty. The net loan proceeds were used by the Company to satisfy in full an outstanding institutional debt. The lender is the brother of the Company’s Chief Executive Officer, Anthony Zarcone, who is also a director of the Company.

During April 2020, the Company and the Company’s shareholder, as mentioned in Note 7, (“Lender”) entered into a Second Amending Agreement with the Lender pursuant to which the Lender agreed to lend the Company an additional $70,490 (CAD $100,000). The new loan carries interest at the rate of 3.0146% per month. The loan is payable upon demand of the Lender. The remaining terms and conditions of the Original Loan remain in full force and effect. Effective May 14, 2020, the Company and the Lender entered into a Third Amending Agreement pursuant to which the Lender agreed to increase the aggregate loan amount on the Original Loan to $422,940 (CAD $600,000). The new loan carries interest at the rate of 3.0146% per month. The loan is payable upon demand of the Lender. The remaining terms and conditions of the Original Loan remain in full force and effect.

During April 2020, the Company settled with a terminated employee of Canary in the amount of $6,727 (CAD $9,543). For additional details, refer to Note 13.

During May 2020, pursuant to the amending of Canary’s lease terms, accounts payable and accrued liabilities in the amount of $694,739 (CAD $985,586) were forgiven.

Effective May 14, 2020, Canary entered into a Joint Venture Agreement (“Joint Venture”) with 9258159 Canada Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “Thrive Cannabis”) and 2755757 Ontario Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “JVCo”). Canary and Thrive Cannabis each hold 50% of the voting equity interest in JVC. The term of the Joint Venture is five (5) years from its effective date of May 14, 2020.

Under the Joint Venture, JVCo. is permitted to use a portion, consisting of seven (7) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo. will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo. entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is relying on the U.S. Securities and Exchange Commission March 25, 2020 Order Pursuant to Section 36 of the Exchange Act (Release No. 34-88465 (“Order”) in delaying the filing of this Quarterly Report for the three months ended March 31, 2020 due to circumstances related to the COVID-19 pandemic. In particular, COVID-19 has caused limited access to the Company’s facilities and disrupted normal interactions with its accounting personnel, auditors and others involved in the preparation of this Quarterly Report. The filing of this Quarterly Report on the date hereof will be considered a timely filing under the Order.

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three months ended March 31, 2020 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Agreements

Serious Seeds B.V.

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture, and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of the date of the report, the initial payment of royalty payable of $308,140 has been paid during the year ended December 31, 2019 while the remaining in the amount of $1,191,860 is recorded as royalty payable. No shares have been issued to date, however, the first tranche of 7,000,000 shares, in the amount of $520,100, have been recorded in shares to be issued as equity while the remaining 3,000,000 shares, in the amount of $222,900, are have been recorded in shares to be issued as liability.

Additionally, the Company is arbitration with cGreen for the above breaches as per License Agreement.

During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

Nabis Holding Sales Agreement

Effective September 17, 2019, CannaKorp entered into a Purchase, Licensing and Distribution Agreement (“Agreement”) with Nabis Arizona Property LLC of Scottsdale, Arizona (“Nabis”) concerning the distribution of CannaKorp’s Wisp™ Vaporizer and Wisp™ Pods in Arizona. The term of the Agreement is three (3) years with automatic renewals for additional one-year periods unless the Agreement is terminated pursuant to its terms. Nabis is required to pay CannaKorp $45,000 for the equipment needed to manufacture the WISP™ Pods, of which $4,500 will be paid within three (3) calendar days of Nabis obtaining regulatory approval of its vertically integrated license and the balance of $40,500 within 180 days of the effective date of the Agreement.

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

As of the date of this report, the equipment to Nabis has been shipped and the CannaKorp has provided Nabis an additional 180 days before invoicing Nabis for the equipment. Once when the additional 180 day mark has passed, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Nabis has had delays in rolling out all the products for which they have exclusive licenses with, and the Company expects their next order will likely be in the next 45 to 60 days.

Joint Venture Agreement

Effective May 14, 2020, Canary entered into a Joint Venture Agreement (“Joint Venture”) with 9258159 Canada Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “Thrive Cannabis”) and 2755757 Ontario Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “JVCo”). Canary and Thrive Cannabis each hold 50% of the voting equity interest in JVC. The term of the Joint Venture is five (5) years from its effective date of May 14, 2020.

Under the Joint Venture, JVCo. is permitted to use a portion, consisting of seven (7) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo. will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Employees

As at March 31, 2020, we had one employee Saul Niddam, Chief Innovation Officer, and also serves as our subsidiary, CannaKorp’s Chief Executive Officer. On January 9, 2020, Anthony Zarcone was named co-Chief Executive Officer to serve with Mr. Schindermann. On January 24, 2020, Mr. Schindermann submitted his resignation as co- Chief Executive Officer; however, he remains a director of the Company. On February 14, 2020, the Company terminated the employment of Azmatali Mehrali as Chief Financial Officer. At the present time, the Company has not appointed a new Chief Financial Officer. Alexander Starr, our former president, terminated his employment agreement effective February 22, 2019.

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

Balance sheet – As at March 31, 2020 and December 31, 2019

Cash

At March 31, 2020 we had cash of $34,675 compared to $10,487 as at December 31, 2019. The increase is due to funds advance from a related party as a loan during the current quarter offset by payments of salaries, consulting, professional and legal expenses during the period.

Prepaid asset

At March 31, 2020 we had prepaid expenses of $60,244 compared to $37,702 as at December 31, 2019. The balance represents the retainer fees paid to our lawyer, security deposit for the leased facility and retainer for vendors services.

Sales tax recoverable

At March 31, 2020, we had $54,574 (December 31, 2019: $48,744) of gross sales tax recoverable. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of 25% of the sales tax recoverable stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount. As of March 31, 2020, the balance of the allowance is $13,642 (December 31, 2019: $12,186).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Goodwill and Intangible asset

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

Fixed assets and capital work in progress

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. During period ended March 31, 2020, the Company has capitalized $nil (March 31, 2019: $4,631,006) in payments to multiple vendors for the construction of the facility.

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,177,479 as at March 31, 2020, primarily represents consulting and construction services related to capital work in progress amounting to $806,838, interest on promissory notes and loan amounting to $79,219, outstanding professional fees amounting to $1,033,087, valuation fee accrual of $2,500, accounting fee accrual of $3,000 and review fee accrual of $5,000.

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

Payable to related parties

At March 31, 2020, we had $1,067,371 of amount payable to related parties as compared to $431,660 as at December 31, 2019. The balance primarily represents a loan provided by one of the Company’s shareholder, management services fee outstanding to the managers of the company, and outstanding amount of $40,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 7 in unaudited condensed consolidated interim financial statements.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. As at March 31, 2020 and December 31, 2019, there was no outstanding balance.

Refer to Note 8 for details in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

We accrued net interest on promissory notes during the quarter ended March 31, 2020 amounting to $10,082 (March 31, 2019: $16,444).

Principal amount outstanding as at March 31, 2020 and December 31, 2019 was $200,488. As at March 31, 2020, the entire balance was current while as at December 31, 2019, $32,188 is current portion while $168,300 is the non-current portion.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months March 31, 2020 and 2019:

Revenue

We generated revenue of $30,000 during March 31, 2020 as compared to $nil revenue during period ended March 31, 2019. The revenue represents the sale of Wisp™ vaporizer and pod units.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the three months ended March 31, 2020 compared to 2019 is due to lower advisory and consultancy fee, salaries and wages, and office expenses during the period which resulted due to lower amount of activity compared to prior period.

Expenses for the three months ended March 31, 2020 primarily represented consulting fees of $44,269, management fees of $83,239, salary and wages amounting in total to 138,780, legal and professional charges of $124,000 comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $29,520, office and general expenses amounting to $58,858.

Other income and expenses comprised, change in fair value of derivative liability amounting to $(3,455,325), loss on settlement of debt amounting to $nil, interest and bank charges amounting to $36,249, accretion expenses of $12,200 related to promissory notes and an allowance expense for sales tax recoverable of $2,624.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At March 31, 2020, we had a working capital deficit of $4,844,676 (December 31, 2019: $4,922,069). We are actively seeking various financing operations to meet the deficit capital requirements.

To date we have relied on third parties to provide financing for our operations by way of loans and private placements. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

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

Other critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2019.

Subsequent Events

Effective April 20, 2020, the Company issued its promissory note (“Note”) to a private individual in the principal amount of $236,993. The Note contained an original issue discount of $15,300 resulting in net proceeds to the Company of $221,693. The Note carries interest at the rate of 12% per annum. The entire principal balance plus accrued interest is payable not later than April 20, 2021. The Note can be prepaid by the Company without prepayment penalty. The net loan proceeds were used by the Company to satisfy in full an outstanding institutional debt. The lender is the brother of the Company’s Chief Executive Officer, Anthony Zarcone, who is also a director of the Company.

During April 2020, the Company and the Company’s shareholder, as mentioned in Note 7 in the unaudited condensed consolidated interim financial statements, (“Lender”) entered into a Second Amending Agreement with the Lender pursuant to which the Lender agreed to lend the Company an additional $70,490 (CAD $100,000). The new loan carries interest at the rate of 3.0146% per month. The loan is payable upon demand of the Lender. The remaining terms and conditions of the Original Loan remain in full force and effect. Effective May 14, 2020, the Company and the Lender entered into a Third Amending Agreement pursuant to which the Lender agreed to increase the aggregate loan amount on the Original Loan to $422,940 (CAD $600,000). The new loan carries interest at the rate of 3.0146% per month. The loan is payable upon demand of the Lender. The remaining terms and conditions of the Original Loan remain in full force and effect.

During April 2020, the Company settled with a terminated employee of Canary in the amount of $6,727 (CAD $9,543). For additional details, refer to Note 13 in the unaudited condensed consolidated interim financial statements.

During May 2020, pursuant to the amending of Canary’s lease terms, accounts payable and accrued liabilities in the amount of $694,739 (CAD $985,586) were forgiven.

Effective May 14, 2020, Canary entered into a Joint Venture Agreement (“Joint Venture”) with 9258159 Canada Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “Thrive Cannabis”) and 2755757 Ontario Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “JVCo”). Canary and Thrive Cannabis each hold 50% of the voting equity interest in JVC. The term of the Joint Venture is five (5) years from its effective date of May 14, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Under the Joint Venture, JVCo. is permitted to use a portion, consisting of seven (7) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo. will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo. entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

Description of Property

We do not own any properties at this time and has no agreements to acquire any properties.

Our principal executive office is located at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada, L4K 4G9.

Our subsidiary, Canary, leases a 44,000 square foot facility located in Norfolk County, Ontario, Canada to produce medical and recreational cannabis. Our subsidiary, CannaKorp, leases 1,000 square feet of executive and administrative office located in a multi-tenant building, located 74 Maple Street, Stoneham, Massachusetts, United States of America.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year, a terminated employee of Canary has filed a suit against the Company amounting to approximately $1,480,290 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,199 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. As of the date of this report, the Company has not made any payment and is in violation of the agreement.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $48,929 (CAD $69,412). Subsequent to quarter ended March 31, 2020, the Company settled with the employee in the amount of $6,727 (CAD $9,543).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2020, we issued no shares of common or preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	8-K		05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.7	Form of Convertible Promissory Note	8-K		03/07/16

10.8	Non-Negotiable Promissory Note	8-K		03/07/16

10.9	Securities Purchase Agreement	8-K		03/07/16

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21*	First Amending Agreement dated March 11, 2020 with Jerry Zarcone

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: June 5, 2020	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: June 5, 2020	By:	/s/ Barry Alan Katzman
Director

Dated: June 5, 2020	By:	/s/ Saul Niddam
Director

Dated: June 5, 2020	By:	/s/ Frank Monte
Director

Dated: June 5, 2020	By:	/s/ Rubin Schindermann
Director

