Form 10-Q/A
period 2020-03-31
Target Group Inc.
filed 2020-06-12
CIK 1586554

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

Additional Explanatory Note.

This amended Quarterly Report is filed to correct an error appearing on the cover page of this Report. The Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the last 90 days.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	8-K		05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.7	Form of Convertible Promissory Note	8-K		03/07/16

10.8	Non-Negotiable Promissory Note	8-K		03/07/16

10.9	Securities Purchase Agreement	8-K		03/07/16

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21**	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: June 12, 2020	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: June 12, 2020	By:	/s/ Barry Alan Katzman
Director

Dated: June 12, 2020	By:	/s/ Saul Niddam
Director

Dated: June 12, 2020	By:	/s/ Frank Monte
Director

Dated: June 12, 2020	By:	/s/ Rubin Schindermann
Director

