Form 10-Q
period 2020-06-30
Target Group Inc.
filed 2020-08-10
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Common Stock, Par Value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2020, the registrant had 563,277,094 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	$	$
	(unaudited)	(Restatement - Note 11)
ASSETS
Current assets
Cash	2,946	10,487
Accounts receivable, no allowance	2,068	2,068
Inventory [Note 4]	99,000	124,000
Prepaid asset	62,616	37,702
Sales tax recoverable, net of allowance [Note 3]	54,212	36,558
Shareholder receivable [Note 9]	—	2,025
Receivable from joint venture [Note 6]	25,861	—
Total current assets	246,703	212,840
Long term assets
Fixed assets [Note 5]	7,593,657	8,103,740
Goodwill [Note 7]	7,765,867	8,147,916
Investment in joint venture [Note 6]	103,693	—
Operating lease right-of-use assets [Note 10]	101,182	—
Total long term assets	15,564,399	16,251,656
Total assets	15,811,102	16,464,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	8,851	45,911
Accounts payable and accrued liabilities	1,587,874	2,494,588
Payable to related parties [Note 8]	1,906,108	431,660
Royalty payable [Note 1]	—	1,191,860
Shareholder advances [Note 9]	—	—
Shares to be issued [Note 12]	—	482,950
Deferred revenue	42,719	42,719
Convertible promissory notes, net [Note 11]	3,128	32,188
Derivative liability [Note 11]	14,539	150,834
Deferred rent - Current portion [Note 10]	—	262,199
Operating lease liability - Current portion [Note 10]	70,377	—
Settlement payable - Current portion [Note 1 and 12]	160,000	—
Total current liabilities	3,793,596	5,134,909

Long term liabilities
Deferred rent - Non-current portion [Note 10]	—	1,346,831
Convertible promissory notes, net - Non-current portion [Note 11]	—	47,619
Operating lease liability - Non-current portion [Note 10]	1,556,179	—
Warrant liability [Notes 12 and 15]	5,187,632	6,146,116
Settlement payable - Non-current portion [Note 1 and 12]	70,000	—
Total long term liabilities	6,813,811	7,540,566
Total liabilities	10,607,407	12,675,475

Contingencies and commitments [Note 14]	—	—

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at June 30, 2020 (1,000,000 shares outstanding as at December 31, 2019) [Note 12]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 563,277,094 common shares outstanding as at June 30, 2020 (571,145,968 common shares outstanding as at December 31, 2019) [Note 12]	56,328	57,113
Stock subscription receivable [Note 12]	—	(220,000)
Shares to be issued [Note 1 and 12]	191,553	611,621
Additional paid-in capital	23,681,696	23,699,888
Accumulated deficit	(17,258,968)	(19,462,624)
Accumulated comprehensive loss	(1,467,014)	(897,077)
Total stockholders' equity	5,203,695	3,789,021
Total liabilities and stockholders' equity	15,811,102	16,464,496

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	$	$	$	$
REVENUE	—	—	30,000	—
COST OF GOOD SOLD	—	—	(25,000)	—
Gross profit	—	—	5,000	—

OPERATING EXPENSES

Advisory and consultancy fee	18,380	120,248	62,649	413,430
Management services fee	63,849	632,737	147,088	692,558
Salaries and wages	4,574	402,715	143,354	755,586
Legal and professional fees	93,555	55,929	217,555	135,018
Rent and utilities	—	49,139	—	190,120
Travel expenses	—	—	—	188
Advertising and promotion	—	41,845	299	41,845
Amortization and depreciation expense	20,806	36,428	42,795	51,335
Operating lease expense [Note 10]	8,549	—	122,644	—
Office and general	24,670	305,102	83,528	408,907

Total operating expenses	234,383	1,644,143	819,912	2,688,987

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability	2,464,450	(405,154)	(990,875)	(375,912)
(Gain) loss on forgiveness/settlement of debt	(2,398,458)	810,977	(2,398,458)	861,687
Interest and bank charges	80,538	10,514	116,787	29,050
Exchange loss (gain)	84,120	(14,366)	102,819	(205,932)
Day one interest expense	—	—	—	18,362
Accretion expense	3,254	253,656	15,454	360,458
Other income	(178)	—	(178)	—
Allowance for sales tax recoverable	3,827	(118,652)	6,451	(55,824)
Share of losses from joint venture [Note 6]	129,432	—	129,432	—

Total other expenses (income)	366,985	536,975	(3,018,568)	631,889
Net (loss) income before income taxes	(601,368)	(2,181,118)	2,203,656	(3,320,876)
Income taxes	—	—	—	—
Net (loss) income	(601,368)	(2,181,118)	2,203,656	(3,320,876)

Foreign currency translation adjustment	469,583	(1,599,851)	(569,937)	(1,764,884)
Comprehensive (loss) income	(131,785)	(3,780,969)	1,633,719	(5,085,760)

(Loss) earnings per share - basic and diluted	(0.001)	(0.005)	0.004	(0.013)
Weighted average shares - basic and diluted	560,424,290	406,364,868	563,201,487	257,217,104

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at March 31, 2020	1,000,000	100	560,145,968	56,015	7,522,456	871,864	—	23,480,986	(16,657,600)	(1,936,597)	5,814,768
Shares issued on conversion of convertible promissory notes [Note 12]	—	—	3,131,126	313	—	—	—	40,457	—	—	40,770

Shares issued as consideration for consideration of the intellectual property rights [Note 12]	—	—	—	—	5,208	42	—	—	—	—	42

Execution of the settlement agreement [Note 12]	—	—	—	—	(7,000,000)	(520,100)	—	—	—	—	(520,100)

Correction related to past private placements issuances [Note 12]	—	—	—	—	1,241,847	(160,253)	—	160,253	—	—	—

Net loss	—	—	—	—	—	—	—	—	(601,368)	—	(601,368)

Foreign currency translation	—	—	—	—	—	—	—	—	—	469,583	469,583

As at June 30, 2020	1,000,000	100	563,277,094	56,328	1,769,511	191,553	—	23,681,696	(17,258,968)	(1,467,014)	5,203,695

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at March 31, 2019	1,000,000	100	153,694,313	15,369	238,069,828	5,310,745	—	16,221,667	(10,234,712)	(220,914)	11,092,255

Effect of change in functional currency [Note 12]	—	—	—	—	—	—	—	339,007	—	(338,607)	400

Shares issued on conversion of convertible promissory notes [Note 12]	—	—	10,562,252	1,056	—	—	—	158,434	—	—	159,490

Shares issued as consideration for management services and consulting services [Note 12]	—	—	18,334,850	1,833	—	—	—	2,005,496	—	—	2,007,329

Shares issued as consideration for consideration of the intellectual property rights [Note 12]	—	—	250,000	25	(250,000)	(27,000)	—	26,975	—	—	—

Transfer from shares to be issued - liability to shares to issued - equity	—	—	—	—	9,813,278	454,241	—	—	—	—	454,241

Shares issued as consideration for private placement [Note 12]	—	—	358,520,843	35,852	(232,411,134)	(4,933,384)	—	9,092,197	—	—	4,194,665

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	466,524	—	—	466,524

Net loss	—	—	—	—	—	—	—	—	(2,181,118)	—	(2,181,118)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,599,851)	(1,599,851)

As at June 30, 2019	1,000,000	100	541,362,258	54,135	15,221,972	804,602	—	28,310,300	(12,415,830)	(2,159,372)	14,593,935

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2019 (Reported)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

Reclassification of warrant liability [Note 15]	—	—	—	—	—	—	—	(6,146,116)	—	—	(6,146,116)

As at December 31, 2019 (Restated)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	23,699,888	(19,462,624)	(897,077)	3,789,021

Cancellation of shares [Note 12]	—	—	(11,000,000)	(1,098)	—	—	220,000	(218,902)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 12]	—	—	—	—	20,832	235	—	—	—	—	235

Execution of the settlement agreement [Note 12]	—	—	—	—	(3,500,000)	(260,050)	—	—	—	—	(260,050)

Shares issued on conversion of convertible promissory notes [Note 12]	—	—	3,131,126	313	—	—	—	40,457	—	—	40,770

Correction related to past private placement issuances [Note 12]	—	—	—	—	1,241,847	(160,253)	—	160,253	—	—	—

Net income	—	—	—	—	—	—	—	—	2,203,656	—	2,203,656

Foreign currency translation	—	—	—	—	—	—	—	—	—	(569,937)	(569,937)

As at June 30, 2020	1,000,000	100	563,277,094	56,328	1,769,511	191,553	—	23,681,696	(17,258,968)	(1,467,014)	5,203,695

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

Effect of change in functional currency [Note 12]	—	—	—	—	—	—	—	339,007	—	(338,607)	400

Shares issued on conversion of convertible promissory notes [Note 12]	—	—	11,150,489	1,115	—	—	—	188,375	—	—	189,490

Shares and warrant issued for acquisition of subsidiary [Note 12]	—	—	30,407,712	3,041	—	—	—	4,059,803	—	—	4,062,844

Shares issued as consideration for management services and consulting services [Note 12]	—	—	18,334,850	1,833	—	—	—	2,005,496	—	—	2,007,329

Shares issued as consideration for consideration of the intellectual property rights [Note 12]	—	—	250,000	25	(250,000)	(27,000)	—	26,975	—	—	—

Transfer from shares to be issued - liability to shares to issued - equity	—	—	—	—	9,813,278	454,241	—	—	—	—	454,241

Shares issued as consideration for private placement [Note 12]	—	—	387,594,918	38,759	(35,043,838)	(981,988)	220,319	9,696,176	—	—	8,973,266

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	648,001	—	—	648,001

Net loss	—	—	—	—	—	—	—	—	(3,320,876)	—	(3,320,876)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,764,884)	(1,764,884)

As at June 30, 2019	1,000,000	100	541,362,258	54,135	15,221,972	804,602	—	28,310,300	(12,415,830)	(2,159,372)	14,593,935

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2020	June 30, 2019
	$	$
OPERATING ACTIVITIES

Net income (loss) for the period	2,203,656	(3,320,876)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(990,875)	(375,912)
(Gain)/Loss on forgiveness	(2,398,458)	861,687
Day one interest expense	—	18,362
Accretion expense	15,454	360,458
Shares issued/to be issued for advisory and other services	235	—
Allowance for sales tax recoverable	6,451	(55,824)
Amortization and depreciation expense	42,795	51,335
Deferred rent	—	152,973
Operating lease expense	150,794	—
Investment loss from joint venture	129,432	—

Changes in operating assets and liabilities:
Change in inventory	25,000	—
Change in prepaid asset	(26,601)	4,196
Change in sales tax recoverable	(25,800)	225,555
Change in other assets	—	(18,172)
Change in accounts payable and accrued liabilities	92,118	(825,973)
Change in operating lease liability, net	(158,957)	—
Net cash used in operating activities	(934,796)	(2,922,191)

INVESTING ACTIVITIES
Cash acquired upon acquisition	—	5,658
Amount invested on fixed assets/capital work in progress	(1,314)	(4,254,240)
Recoverable from Joint Venture	(233,028)	-
Net cash used in investing activities	(234,342)	(4,248,582)

FINANCING ACTIVITIES
Utilization of bank overdraft facility	(34,893)	74,812
Proceeds from a loan from a related party	1,358,010	—
Loan to joint venture	(25,659)	—
Repayment of shareholder advances	—	(75,623)
Shareholder advances	—	5,166
Proceeds from issuance of promissory notes	—	103,000
Settlement of promissory notes	(221,693)	(570,892)
Proceeds from private placements	—	9,331,340
Net cash provided by financing activities	1,075,765	8,867,803

Net (decrease) increase in cash during the period	(93,373)	1,697,030
Effect of foreign currency translation	85,832	(222,420)
Cash, beginning of period	10,487	303,438
Cash, end of period	2,946	1,778,048

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	40,770	189,490
Shares issued as consideration for services	235	2,007,329
Shares issued as consideration for acquisition	—	3,284,033
Cash paid for interest	10,236	22,399
Cash paid for taxes	—	—

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company will pay $130,000 within 30 days of the Effective Date and $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

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

As of the date of this report, the equipment to Nabis has been shipped and the Company has provided Nabis an additional 180 days before invoicing Nabis for the equipment. Once when the additional 180-day mark has passed, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Nabis has had delays in rolling out all the products for which they have exclusive licenses with, and the Company expects their next order will likely be in the next 60 to 90 days. The delay is primarily due to the effects of pandemic and slowing down of the economy in United States of America.

Effective May 14, 2020, Canary entered into a Joint Venture Agreement (“Joint Venture”) with 9258159 Canada Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “Thrive”) and 2755757 Ontario Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “JVCo”). Canary and Thrive each hold 50% of the voting equity interest in JVCo. The term of the Joint Venture is five (5) years from its effective date of May 14, 2020.

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the six months ended June 30, 2020. The Company had working capital deficit of $3,546,893 and an accumulated deficit of $17,258,968 as of June 30, 2020. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The estimated fair value of cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes are valued Level 3, refer to Note 11 for further details.

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

The Company generated revenue of $30,000 during six months ended June 30, 2020 as compared to $nil revenue during comparable period ended June 30, 2019. The revenue represents the sale of Wisp™ vaporizer and pod units. Since the customer have received the units and there are no further obligations as per the agreement, revenue was recognized.

Deferred revenue is due to a shipment sent to one of the Company’s distributors. However, since control has not been transferred and the performance obligation has not been completed, revenue has not been recognized and proceeds received are classified as deferred revenue.

Equity Method Investments

The Company uses the equity method of accounting for investments when the Company has the ability to significantly influence, but not control, the operations or financial activities of the investee. As part of this evaluation, the Company considers the participating and protective rights in the venture as well as its legal form. The Company records the equity method investments at cost and subsequently adjust their carrying amount each period for the Company’s share of the earnings or losses of the investee and other adjustments required by the equity method of accounting. Distributions received from the equity method investments are recorded as reductions in the carrying value of such investments and are classified on the consolidated statements of cash flows pursuant to the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and are classified as cash inflows from operating activities unless the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed the cumulative equity in earnings recognized from the investment. When such an excess occurs, the current period distributions up to this excess are considered returns of investment and are classified as cash inflows from investing activities.

The Company monitors equity method investments for impairment and record reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded impairment losses related to our equity method investments of $nil during the six months ended June 30, 2020.

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

The Company has elected certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2020, including the package of practical expedients. The election of the package of practical expedients resulted in the Company not reassessing prior conclusions under ASC 840 related to lease identification, lease classification and initial direct costs for expired and existing leases prior to January 1, 2020. The Company elected the practical expedient to not record short-term leases on its consolidated balance sheet. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated results of operations or cash flows. See Note 10 for additional information.

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

At June 30, 2020, the Company had $72,283 of gross sales tax recoverable compared to $48,744 as at December 31, 2019. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of 25% of the sales tax recoverable of $18,071 (December 31, 2019: $12,186) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

4.	Inventory

At June 30, 2020, the inventory in the amount of $99,000 (December 31, 2019: $124,000) consists of finished goods and is held at a third-party location.

During the year ended December 31, 2019, the Company recorded a write-down of inventory to its net realizable value, in the amount of $51,640 due to decrease in inventory value and recorded an impairment in the amount of $150,954 due to obsolete inventory bringing the total inventory impairment amounting to $202,594.

In addition, the inventory in the amount of $99,000 (December 31, 2019: $124,000) is secured against the loan provided by the Company’s shareholder. Refer to Note 8 for further details.

5.	Fixed Assets

The Company’s subsidiary, Canary, initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. During the six months ended June 30, 2020, the Company has capitalized $1,314 (June 30, 2019: $4,254,240) in payments to multiple vendors for the upgrade and renovation of the facility.

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

Since the facility is not operating during the six months ended and year ended June 30, 2020 and December 31, 2019, respectively, no depreciation has been charged on all assets of Canary.

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the period and accordingly, has recorded depreciation expense of $42,795 during the six months ended June 30, 2020 (June 30, 2019: $51,335).

Below is a breakdown of the consolidated fixed asset, category wise:

	Machinery & Equipment $	Software $	Furniture & fixture $	Leasehold improvements $	Total $
Cost	768,629	43,488	810,101	6,631,598	8,253,816
Accumulated depreciation	(614,292)	(41,287)	(4,581)	—	(660,159)
	154,337	2,201	805,520	6,631,598	7,593,657

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	Joint Venture

Effective May 14, 2020, Canary entered into a Joint Venture Agreement (“Joint Venture”) with 9258159 Canada Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “Thrive Cannabis”) and 2755757 Ontario Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “JVCo”). Canary and Thrive Cannabis each hold 50% of the voting equity interest in JVCo. The term of the Joint Venture is five (5) years from its effective date of May 14, 2020.

Under the Joint Venture, JVCo is permitted to use a portion, consisting of seven (7) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $880,560 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from effective date, and is be secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As at June 30, 2020, the loan advanced amounts to $25,683 (CAD $35,000) and interest income charged for the six months ended in amount of $178 (CAD $243) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of $178 (CAD $243) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. As at June 30, 2020, the total eligible recoverable expenses were $243,182 (CAD $311,401) leading to a recoverable amount of $233,248 (CAD $317,863).

The net equity of the JVCo as at June 30, 2020 was $259,109 (CAD $353,106) resulting in a loss of equity for $129,555 (CAD $176,553). The JV has a liabilities of 259,109 and a nil balance of assets.

7.	Goodwill

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

During the six months ended June 30, 2020, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to CannaKorp.

During the year ended, December 31, 2019, the Company identified circumstances which would call for evaluation of goodwill impairment and therefore impaired $1,485,925 reducing the goodwill related to the CannaKorp to $4,585,702.

Refer to Note 12 for details on warrants.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Refer to Note 12 for details on warrants.

During the six month and year ended June 30, 2020 and December 31, 2019, respectively, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

8.	Related Party Transactions and Balances

During the six months ended June 30, 2020, the Company expensed $147,088 (June 30, 2019: $692,558) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as at June 30, 2020 in the amount of $1,906,108 (December 31, 2019: $431,660) is below:

On December 20, 2019, one of the Company’s shareholders provided a loan up to $733,800 (CAD $1,000,000). The loan bears an annual interest rate of 16%, is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures in one year that is December 20, 2020. On March 11, April 30, and May 15, 2020, the loan maximum was further increased by $220,140 (CAD 300,000), $73,380 (CAD 100,000) and $440,280 (CAD 600,000), respectively. These additional loans bear an annual interest rate of 43%. Due to above amendments, the maximum loan which the company can borrow is $1,467,600 (CAD $2,000,000) which is also the outstanding balance as at June 30, 2020. There is an additional fee of 10% on the loan amount of CAD 1,000,000. Interest expense charged for the six months ended in amount of $83,458 (CAD $113,735) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $95,421 (CAD $131,400) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

Effective April 20, 2020, the Company issued its promissory note (“Note”) to one of the Company’s shareholders in the principal amount of $236,993. The Note contained an original issue discount of $15,300 resulting in net proceeds to the Company of $221,693. The Note carries interest at the rate of 12% per annum and the note matures on April 20, 2021. As at June 30, 2020, the payable balance is $225,134 after amortizing the discount over the term of the loan. Interest expense charged for the six months ended in amount of $7,110 is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the same amount is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The balance owing to former CEO, President, CFO and other current key officers of the Company is $152,791 (December 31, 2019: $134,580). The outstanding balance are primarily outstanding management service fee. During the six months ended June 30, 2020, nil shares (June 30, 2019: 17,834,850 shares) were issued for these services performed as of and for the six months ended June 30, 2020.

On February 22, 2020, Randal MacLeod, who is shareholder in the Company and former President of the subsidiary, Visava terminated his employment agreement and during the six months ended June 30, 2020, $53,354 (June 30, 2019: $101,936) was paid as remuneration for management services included in salaries and wages. As at June 30, 2020, the balance owing is $20,583 (December 31, 2019: $18,582).

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company's subsidiary, CannaKorp. Total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as at June 30, 2020 and December 31, 2019, $40,000 was outstanding to be paid.

During the six months ended June 30, 2020, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO. The balance outstanding as at June 30, 2020 is $24,876 and is included in accounts payable and accrued liabilities.

During the six months ended June 30, 2020, the Company has purchased consulting services amounting to $14,662 from BaK Consulting which is owned by one of the Company’s director. The balance outstanding as at June 30, 2020 is $24,876 and is included in accounts payable and accrued liabilities.

During the six months ended June 30, 2020, the Company leases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of directors and rent payments amounted to $12,859. There is balance of $6,272 outstanding as at June 30, 2020 and is included in accounts payable and accrued liabilities.

9.	Shareholder Advances and Receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at June 30, 2020 and December 31, 2019 was $nil while the amount of receivable as at June 30, 2020 and December 31, 2019 was $nil and $2,025. The amounts repaid during the six months ended June 30, 2020 and 2019 were $nil and $75,623, respectively.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.	Operating Lease Right-Of-Use Assets and Lease Liability

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating lease. Upon adoption of ASC 842, the Company recognized $1,657,076 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,473,185 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

The Company is a party to a 5-year lease agreement (initiated on September 2018) with respect to its office premises. Total minimum rent for the premises is $814 (CAD $1,100) plus applicable taxes per month. On the first anniversary date, the minimum rent per month will increase to $835 (CAD $1,138) plus applicable taxes, on the second anniversary date, the minimum rent per month will increase to $855 (CAD $1,166) plus applicable taxes, on the third anniversary date, the minimum rent per month will increase to $876 (CAD $1,193) plus applicable taxes, on the fourth anniversary date, the minimum rent per month will increase to $896 (CAD $1,221) plus applicable taxes.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $25,683 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, CAD 988,293 was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases were 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2020	$159,189
2021	$321,624
2022	$324,982
2023	$324,705
Thereafter	$2,086,493
Total lease payment	$3,216,993
Less imputed interest	$(1,590,437)
Present value of lease liabilities	$1,626,556
Current portion	$(70,377)
Non-current portion	$1,556,179

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the
	three months ended	six months ended
	June 30, 2020	June 30, 2020
Gross operating lease expense	$67,472	$150,754
Gross rent and utilities expenses	$31,788	$62,601
Recoverable expenses from JVCo related to rent and utilities	$(90,711)	$(90,711)
	$8,549	$122,644

As explained in Note 6, the JVCo reimburses certain percentage of gross expenses incurred by Canary which includes rent and utilities. Due to this unique circumstance and since operating lease expense are related to rent expenses, the Company has decided to group the operating lease expenses, all lease related expenses and the recoverable amount from JVCo to show a net operating lease expense.

11.	Convertible Promissory Notes

Interest amounting to $11,701 was accrued for the six months ended June 30, 2020 (June 30, 2019: $24,482).

Principal amount outstanding as at June 30, 2020 and December 31, 2019 was $3,128 and $200,488, respectively. As at June 30, 2020, the entire balance was current while in comparison, as at December 31, 2019, $32,188 is current portion while $168,300 is the non-current portion.

During the quarter ended June 30, 2020, the Company settled the outstanding balance of Note R in full with a cash payment and recorded a loss of $43,156 as settlement of debt in the condensed consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement. In addition, the Company converted the outstanding principal and accrued interest balance of Note I during quarter ended June 30, 2020.

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the six months ended June 30, 2020, holders of convertible promissory notes converted principal amounting to $29,060 (June 30, 2019: $30,000). The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2019	Conversions / Redemption during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at June 30, 2020

Note D	1,257	—	—	(32)	1,225
Note F	9,864	—	—	(485)	9,379
Note G	3,583	—	—	(176)	3,407
Note I	32,049	(20,639)	—	(11,410)	—
Note K	783	—	—	(255)	528
Note R	103,298	(91,009)	—	(12,289)	—
	150,834	(111,648)	—	(24,647)	14,539

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model. Following assumptions were used to fair value these notes as at June 30, 2020:

•	Projected annual volatility of a range from 185% to 245%;

•	Risk free interest rate of a range from 0.12% to 0.16%;

•	Stock price of $0.018;

•	Liquidity term of 0.13 to 0.88 years;

•	Dividend yield of 0%; and

•	Exercise price of $0.0065 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	Stockholders’ Equity

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 563,277,094 shares are outstanding as at June 30, 2020 (at December 31, 2019: 571,145,968 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at June 30, 2020 and December 31, 2019.

As of June 30, 2020, convertible notes, warrants and preferred stock warrants outstanding could be converted into 8,954,352 (December 31, 2019: 27,535,127), 407,217,495 (December 31, 2019: 408,950,827) and 100,000,000 (December 31, 2019: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, majority of the warrants are unlikely to be exercised due to the depressed share price.

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

Series A Preferred Stock (“Series A Stock”)

Dividends shall be declared and set aside for any shares of Series A Stock in the same manner and amount as for the Common Stock. Series A Stock, as a class, shall have voting rights equal to a multiple of 2X the number of shares of Common Stock issued and outstanding that are entitled to vote on any matter requiring shareholder approval. The Series A Stock holders shall not vote as a separate class but shall vote together with the common stock on all matters, including any amendment to increase or decrease the authorized capital stock. Upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation, the assets of the Company available for distribution to its shareholders shall be distributed to the holders of common stock and the holders of the Series A Stock ratably without any preference to the holders of the Series A Stock. Shares of Series A Stock can be converted at any time into fully-paid and nonassessable shares of Common Stock at the rate of One Hundred (100) shares of Common Stock for each One (1) share of Series A Stock.

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

During the quarter ended March 31, 2020, 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $193, based on the market price of the Company’s stock on the date of agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid in capital once the shares are issued.

During the quarter ended June 30, 2020, the Company issued 3,131,126 shares of common stock to individual on conversion of a convertible promissory note amounting to $40,770 (including principal balance and accrued interest). In addition, 5,208 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $42, based on the market price of the Company’s stock on the date of agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid in capital once the shares are issued.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Shares to be issued include the following:

	Shares	Amount	Description
Services	115,000	$73,000	80,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at fair value of $52,000, based on the market price of the Company’s stock on the date of issue.

			35,000 to be issued as settlement of amount due for website development services amounting to $247,306. The fair value of the shares on the date of settlement was $21,000, resulting in gain on settlement amounting to $226,306 during year ended December 31, 2017.
Private placements	703,439	$37,480

Consideration for private placements with the fair value based on cash proceeds received. Proper allocation between common stock and additional paid in capital of the amount received will be completed in the period when the shares are issued.

During the period ended June 30, 2020, the Company found the allocation between shares to be issued and additional paid in capital was not performed correctly when the shares were issued for the past private placements. This has been corrected in this period and as a result of this reclassification, there was no impact on total equity.

Settlement of CannaKorp's loans	930,240	$80,838	Refer Note 8 for details.
Agreement with Serious Seeds	20,832	$235	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
License Agreement with cGreen	–	$–	During the six months ended June 30, 2020, 6,500,000 shares with a fair value of $482,950 to be issued in connection with License Agreement with cGreen (as explained in detail in annual year ended December 31, 2019 10-K) were transferred to equity. However, upon execution of the settlement agreement as detailed in Note 1, these shares were no longer required to be issued due to the termination of the License Agreement.
	1,769,511	$191,553

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Warrants

As further explained in Note 15, the warrants (with exercise price in United States Dollar) were re-classified as liability as at December 31, 2019 and therefore have been revalued on March 31 and June 20, 2020. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

	As at June 30, 2020	As at March 31, 2020	As at December 31, 2019
Forfeiture rate	0%	0%	0%
Stock price	$0.018 per share	$0.010 per share	$0.020 per share
Exercise price	$0.023 to $0.200 per share	$0.023 to $0.200 per share	$0.023 to $0.200 per share
Volatility	215% to 298%	195% to 286%	170% to 382%
Risk free interest rate	0.16% to 2.66%	0.23% to 2.66%	1.58% to 2.66%
Expected life	0.01 to 2.12 years	0.24 to 2.37 years	0.49 and 2.66 years
Expected dividend rate	0%	0%	0%

The fair value of the warrants, which were issued during the quarter ended March 31 and June 30, 2020, were measured on issuance dates using the Black-Scholes option pricing model using the following assumptions:

	During quarter ended June 30, 2020	During quarter ended March 31, 2020
Forfeiture rate	0%	0%
Stock price	$0.008 per share	$0.010 to $0.014 per share
Exercise price	$0.200 per share	$0.150 to $0.200 per share
Volatility	305%	312%
Risk free interest rate	0.27%	1.61%
Expected life	2 years	2 years
Expected dividend rate	0%	0%
Fair value of warrants	$177	$3,137

407,217,495 numbers of warrants outstanding as at June 30, 2020 are details below:

	Warrants outstanding as at June 30, 2020	Warrants outstanding as at December 31, 2019	Remaining contractual life term as at June 30, 2020 (years)	Remaining contractual life term as at December 31, 2019 (years)
Acquisition of Canary	25,000,000	25,000,000	0.09	0.59
Acquisition of CannaKorp	7,211,213	7,211,213	0.67	1.16
Private placements	373,809,374	375,809,374	0.003 to 2.12	0.49 to 2.62
Settlement of CannaKorp loans	930,240	930,240	0.74	1.24
Serious Seeds	266,668	266,668	1.52 to 1.77	N/A
Total	407,217,495	409,217,495

During quarter ended June 30, 2020, 2,000,000 warrants expired (related to private placements).

13.	Earnings (loss) Per Share

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2020, diluted EPS excludes the change due in fair value of derivative value and gain on forgiveness/settlement of debt which is causing the operating loss to turn into a net income, resulting in the basic and diluted EPS being same for this period.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

14.	Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,540,980 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,412 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. During the quarter ended June 30, 2020, the Company has paid the settlement amount in full.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $50,935 (CAD $69,412). During quarter ended June 30, 2020, the Company settled with the employee in the amount of $7,003 (CAD $9,543).

A complaint for damages in the amount of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of the CannaKorp for outstanding professional fees. No claim has been registered and is working with management for a settlement. The Management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at June 30, 2020, $188,865 has been recorded in the CannaKorp’s payable. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A complaint for damages was lodged against the Company by cGreen for missed payment of the January 2020, non-issuance of 7 million shares as promised in the agreement and loss in the share value. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company will pay $130,000 within 30 days of the Effective Date and $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the 13th month following the effective date of the Agreement and continuing through the sixtieth month of the initial term. Furthermore, Serious Seeds B.V. will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As at June 30, 2020, none of the above shares have been issued.

15.	Restatement

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

As a result of this restatement, the following line items were restated in the comparative balance sheet as at December 31, 2019:

	Balance as previously reported	Adjustments	Restated balance
	$	$	$
Warrant liability	—	6,146,116	6,146,116
Total liability	6,529,359	6,146,116	12,675,475

Additional paid-in capital	29,846,004	(6,146,116)	23,699,888
Total equity	9,935,137	(6,146,116)	3,789,021

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

16.	Subsequent Events

The Company’s management has evaluated subsequent events up to August 10, 2020, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On July 27, 2020, the Company entered into a settlement agreement with cGreen. The License Agreement, as explained in Note 1, has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration for the settlement, the Company will pay $130,000 within 30 days of the Effective Date and $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three and six months ended June 30, 2020 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

During the second quarter of 2020, the global spread of Coronavirus (COVID-19) continued to have a significant impact on the Canadian and global economy and customer purchasing behaviour, while equity markets remained volatile. However, these factors have not impacted the Company’s operations, financial results for the quarter.

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company will pay $130,000 within 30 days of the Effective Date and $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen.

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

As of the date of this report, the equipment to Nabis has been shipped and the CannaKorp has provided Nabis an additional 180 days before invoicing Nabis for the equipment. Once when the additional 180-day mark has passed, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Nabis has had delays in rolling out all the products for which they have exclusive licenses with, and the Company expects their next order will likely be in the next 60 to 90 days. The delay is primarily due to the effects of pandemic and slowing down of the economy in United States of America.

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

Under the Joint Venture, JVCo is permitted to use a portion, consisting of seven (7) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $880,560 (CAD $1,200,000). This loan will bear an interest rate of 7% per annum and will be secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the loan. As at June 30, 2020, the loan advanced amounts to $25,683 (CAD $35,000) and interest income charged for the six months ended in amount of $178 (CAD $243) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of $178 (CAD $243) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. As at June 30, 2020, the total eligible recoverable expenses were $243,182 (CAD $311,401) leading to a recoverable amount of $233,248 (CAD $317,863).

The net equity of the JVCo as at June 30, 2020 was $259,109 (CAD $353,106) resulting in a loss of equity for $129,555 (CAD $176,553).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Employees

As at June 30, 2020, we had four employee which include Anthony Zarcone, Chief Executive Officer and Saul Niddam, Chief Innovation Officer, and also serves as our subsidiary, CannaKorp’s Chief Executive Officer.

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

Balance sheet – As at June 30, 2020 and December 31, 2019

Cash

At June 30, 2020 we had cash of $2,946 compared to $10,487 as at December 31, 2019. The decrease is due to funds advanced from a related party as loans during the current period ended offset by payments of salaries, consulting, professional and legal expenses and outstanding payables during the period.

Prepaid asset

At June 30, 2020 we had prepaid expenses of $62,616 compared to $37,702 as at December 31, 2019. The balance represents the retainer fees paid to our lawyer, security deposit for the leased facility and retainer for vendors services.

Sales tax recoverable

At June 30, 2020, we had $72,283 (December 31, 2019: $48,744) of gross sales tax recoverable. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of 25% of the sales tax recoverable stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount. As of June 30, 2020, the balance of the allowance is $18,071 (December 31, 2019: $12,186).

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

Fixed assets and capital work in progress

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. During six months ended June 30, 2020, the Company has capitalized $1,314 (December 31, 2019: $3,510,401) in payments to multiple vendors for the upgrade and renovation of the facility.

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

Accounts payable and accrued liabilities

Accounts payable amounting to $1,587,874 as at June 30, 2020, primarily represents consulting and construction services related to capital work in progress amounting to $149,728, interest on promissory notes and loan amounting to $150,520, outstanding professional fees amounting to $1,103,722, valuation fee accrual of $2,500, accounting fee accrual of $3,000 and review fee accrual of $5,000.

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

Payable to related parties

As at June 30, 2020, we had $1,906,108 of amount payable to related parties as compared to $431,660 as at December 31, 2019. The balance primarily represents two loans provided by the Company’s shareholders, management services fee outstanding to the managers of the company, and outstanding amount of $40,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in unaudited condensed consolidated interim financial statements.

Shareholder advances

Shareholder advances represents expenses paid by the owners from their personal funds. As at June 30, 2020 and December 31, 2019, there was no outstanding balance.

Refer to Note 9 for details in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

We accrued net interest on promissory notes during the six months ended June 30, 2020 amounting to $11,701 (June 30, 2019: $24,482).

Principal amount outstanding as at June 30, 2020 and December 31, 2019 was $3,128 and $200,488, respectively. As at June 30, 2020, the entire balance was current while in comparison, as at December 31, 2019, $32,188 is current portion while $168,300 is the non-current portion.

During the quarter ended June 30, 2020, the Company settled the outstanding balance of Note R in full with a cash payment and recorded a loss of $43,156 as settlement of debt in the condensed consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement. In addition, the Company converted the outstanding principal and accrued interest balance of Note I during quarter ended June 30, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months June 30, 2020 and 2019:

Revenue

We generated nil revenue during quarter ended June 30, 2020 and 2019.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the three months ended June 30, 2020 compared to 2019 is due to lower advisory and consultancy fee, salaries and wages, and office expenses during the period which resulted due to lower amount of activity compared to prior period.

Expenses for the three months ended June 30, 2020 primarily represented consulting fees of $18,380, management fees of $63,849, salary and wages amounting in total to $4,574, legal and professional charges of $93,555 comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $nil, office and general expenses amounting to $24,670.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to $2,464,450, gain on settlement of debt amounting to $2,398,458, interest and bank charges amounting to $80,538, accretion expenses of $3,254 related to promissory notes and an allowance expense for sales tax recoverable of $3,827.

Statement of Operations – For the six months June 30, 2020 and 2019:

Revenue

We generated revenue of $30,000 during period ended June 30 2020 as compared to $nil revenue during period ended June 30, 2019. The revenue represents the sale of Wisp™ vaporizer and pod units.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in overall expenses for the six months ended June 30, 2020 compared to 2019 is due to lower advisory and consultancy fee, salaries and wages, and office expenses during the period which resulted due to lower amount of activity compared to prior period.

Expenses for the six months ended June 30, 2020 primarily represented consulting fees of $62,649, management fees of $147,088, salary and wages amounting in total to $143,354, legal and professional charges of $217,555 comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $nil, office and general expenses amounting to $83,528.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to ($990,875), gain on settlement of debt amounting to $2,398,458, interest and bank charges amounting to $116,787, accretion expenses of $15,454 related to promissory notes and an allowance expense for sales tax recoverable of $6,451.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

As at June 30, 2020, we had a working capital deficit of $3,546,893 (December 31, 2019: $4,922,069). We are actively seeking various financing operations to meet the deficit capital requirements.

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

Subsequent Events

On July 27, 2020, the Company entered into a settlement agreement with cGreen. The License Agreement, as explained in Note 1, has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration for the settlement, the Company will pay $130,000 within 30 days of the Effective Date and $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year, a terminated employee of Canary has filed a suit against the Company amounting to approximately $1,540,980 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,199 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. During the quarter ended June 30, 2020, the Company has paid the settlement amount in full.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $50,935 (CAD $69,412). During quarter ended June 30, 2020, the Company settled with the employee in the amount of $7,003 (CAD $9,543).

On January 3, 2020, cGreen Inc. filed a Complaint in Arbitration against the Company alleging a breach of the Exclusive License Agreement entered into with the Company effective August 8,2019. (“Agreement”). The Complaint alleges the Company failed to make royalty payments of $300,000 and failed to issue cGreen 7,000,000 shares of the Company’s Common Stock as called for under the Agreement. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company will pay $130,000 within 30 days of the Effective Date and $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2020, the Company issued 3,131,126 shares of common stock to individual on conversion of a convertible promissory note amounting to $40,770, including principal balance and accrued interest. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for sales not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	8-K		05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.7	Form of Convertible Promissory Note	8-K		03/07/16

10.8	Non-Negotiable Promissory Note	8-K		03/07/16

10.9	Securities Purchase Agreement	8-K		03/07/16

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22*	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone

10.23*	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone

10.24*	Promissory Note Between Target Group Inc. and Frank Zarcone

10.25*	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: August 10, 2020	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: August 10, 2020	By:	/s/ Barry Alan Katzman
Director

Dated: August 10, 2020	By:	/s/ Saul Niddam
Director

Dated: August 10, 2020	By:	/s/ Frank Monte
Director

Dated: August 10, 2020	By:	/s/ Rubin Schindermann
Director