Form 10-Q
period 2020-09-30
Target Group Inc.
filed 2020-11-10
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2020, the registrant had 573,277,094 shares of Common Stock issued and outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	$	$
	(unaudited)	(Restatement - Note 11)
ASSETS
Current assets
Cash	730,930	10,487
Restricted cash	8,622	—
Accounts receivable, no allowance	2,068	2,068
Inventory [Note 4]	99,000	124,000
Prepaid asset	63,920	37,702
Sales tax recoverable, net of allowance [Note 3]	44,655	36,558
Shareholder receivable [Note 9]	—	2,025
Receivable from joint venture [Note 6]	254,426	—
Other receivable [Note 8]	74,970	—
Total current assets	1,278,591	212,840
Long term assets
Fixed assets [Note 5]	7,777,970	8,103,740
Goodwill [Note 7]	7,934,138	8,147,916
Investment in joint venture [Note 6]	161,818	—
Operating lease right-of-use assets [Note 10]	99,706	—
Total long term assets	15,973,632	16,251,656
Total assets	17,252,223	16,464,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	506	45,911
Accounts payable and accrued liabilities	1,638,935	2,494,588
Payable to related parties [Note 8]	2,362,847	431,660
Royalty payable [Note 1]	—	1,191,860
Shareholder advances [Note 9]	—	—
Shares to be issued [Note 12]	—	482,950
Deferred revenue	42,719	42,719
Convertible promissory notes, net [Note 11]	3,128	32,188
Derivative liability [Note 11]	14,501	150,834
Deferred rent - Current portion [Note 10]	—	262,199
Operating lease liability - Current portion [Note 10]	75,585	—
Settlement payable - Current portion [Note 1 and 12]	60,000	—
Total current liabilities	4,198,221	5,134,909

Long term liabilities
Deferred rent - Non-current portion [Note 10]	—	1,346,831
Convertible promissory notes, net - Non-current portion [Note 11]	—	47,619
Operating lease liability - Non-current portion [Note 10]	1,569,678	—
Warrant liability [Notes 12 and 15]	2,646,376	6,146,116
Settlement payable - Non-current portion [Note 1 and 12]	40,000	—
Payable to related parties - Non-current portion [Note 8]	7,070,509	—
Total long term liabilities	11,326,563	7,540,566
Total liabilities	15,524,784	12,675,475

Contingencies and commitments [Note 14]	—	—

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at September 30, 2020 (1,000,000 shares outstanding as at December 31, 2019) [Note 12]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 573,277,094 common shares outstanding as at September 30, 2020 (571,145,968 common shares outstanding as at December 31, 2019) [Note 12]	57,328	57,113
Stock subscription receivable [Note 12]	—	(220,000)
Shares to be issued [Note 1 and 12]	191,906	611,621
Additional paid-in capital	23,940,696	23,699,888
Accumulated deficit	(21,175,568)	(19,462,624)
Accumulated comprehensive loss	(1,287,023)	(897,077)
Total stockholders' equity	1,727,439	3,789,021
Total liabilities and stockholders' equity	17,252,223	16,464,496

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
REVENUE	—	—	30,000	—
COST OF GOOD SOLD	—	—	(25,000)	—
Gross profit	—	—	5,000	—

OPERATING EXPENSES

Advisory and consultancy fee	6,933	99,060	69,582	512,490
Management services fee	69,710	181,036	216,798	873,594
Salaries and wages	40,290	264,858	183,644	1,020,444
Legal and professional fees	158,232	103,091	375,787	238,109
Rent and utilities	—	1,147	—	191,267
Travel expenses	—	—	—	188
Advertising and promotion	—	825	299	42,670
Amortization and depreciation expense	19,861	50,643	62,656	101,978
Operating lease expense [Note 10]	4,354	—	126,998	—
Office and general	5,370	148,488	88,898	557,395

Total operating expenses	304,750	849,148	1,124,662	3,538,135

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability	(2,537,885)	(14,874)	(3,528,760)	(390,786)
Loss on forgiveness/settlement of debt	5,665,569	98,783	3,267,111	960,470
Interest and bank charges	177,949	28,625	294,736	57,675
Exchange loss (gain)	16,158	19,126	118,977	(186,806)
Day one interest expense	—	—	—	18,362
Accretion expense	11,985	—	27,439	360,458
Other income	(3,258)	(123)	(3,436)	(123)
Allowance for sales tax recoverable	(5,921)	18,602	530	(37,222)
Share of losses from joint venture [Note 6]	280,916	—	410,348	—
Debt issuance cost [Note 8]	6,337	—	6,337	—

Total other expenses	3,611,850	150,139	593,282	782,028
Net loss before income taxes	(3,916,600)	(999,287)	(1,712,944)	(4,320,163)
Income taxes	—	14,566	—	14,566
Net loss	(3,916,600)	(984,721)	(1,712,944)	(4,305,597)

Foreign currency translation adjustment	179,991	41,044	(389,946)	(1,723,840)
Comprehensive loss	(3,916,600)	(943,677)	(2,102,890)	(6,029,437)

Loss per share - basic and diluted	(0.007)	(0.002)	(0.003)	(0.012)
Weighted average shares - basic and diluted	567,782,589	547,021,009	564,728,798	356,862,488

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
		$		$		$		$	$		$
As at June 30, 2020	1,000,000	100	563,277,094	56,328	1,769,511	191,553	—	23,681,696	(17,258,968)	(1,467,014)	5,203,695

Shares issued as consideration for consideration of the intellectual property rights [Note 12]	—	—	—	—	26,040	353	—	—	—	—	353

Shares and warrants issued pursuant to debt purchase and assignment agreement [Note 8 and 12]	—	—	10,000,000	1,000	—	—	—	259,000	—	—	260,000

Net loss	—	—	—	—	—	—	—	—	(3,916,600)	—	(3,916,600)

Foreign currency translation	—	—	—	—	—	—	—	—	—	179,991	179,991

As at September 30, 2020	1,000,000	100	573,277,094	57,328	1,795,551	191,906	—	23,940,696	(21,175,568)	(1,287,023)	1,727,439

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
		$		$		$		$	$		$
As at June 30, 2019	1,000,000	100	541,362,258	54,135	15,221,972	804,602	—	28,310,300	(12,415,830)	(2,159,372)	14,593,935

Shares issued on conversion of convertible promissory notes [Note 12]	—	—	1,324,503	132	—	—	—	19,868	—	—	20,000

Transfer from shares to be issued - liability to shares to issued - equity	—	—	5,871,945	587	—	—	—	357,487	—	—	358,074

Shares issued as consideration for private placement [Note 12]	—	—	16,467,464	1,647	(11,223,234)	(593,237)	—	821,135	—	—	229,545

Shares issued as consideration for consideration of the intangible assets [Note 12]	—	—	—	—	3,500,000	260,050	—		—	—	260,050

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	109,688	—	—	109,688

Net loss	—	—	—	—	—	—	—	—	(984,721)	—	(984,721)

Foreign currency translation	—	—	—	—	—	—	—	—	—	41,044	41,044

As at September 30, 2019	1,000,000	100	565,026,170	56,501	7,498,738	471,415	—	29,618,478	(13,400,551)	(2,118,328)	14,627,615

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
		$		$		$		$	$		$
As at December 31, 2019 (Reported)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

Reclassification of warrant liability [Note 15]	—	—	—	—	—	—	—	(6,146,116)	—	—	(6,146,116)

As at December 31, 2019 (Restated)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	23,699,888	(19,462,624)	(897,077)	3,789,021

Cancellation of shares [Note 12]	—	—	(11,000,000)	(1,098)	—	—	220,000	(218,902)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 12]	—	—	—	—	46,872	588	—	—	—	—	588

Shares to issue as consideration for intangible assets [Note 12]	—	—	—	—	(3,500,000)	(260,050)	—	—	—	—	(260,050)

Shares issued on conversion of convertible promissory notes [Note 12]	—	—	3,131,126	313	—	—	—	40,457	—	—	40,770

Correction to the amount of shares to be issued for past private placements [Note 12]	—	—	—	—	1,241,847	(160,253)	—	160,253	—	—	—

Shares and warrants issued pursuant to debt purchase and assignment agreement [Note 8 and 12]	—	—	10,000,000	1,000	—	—	—	259,000	—	—	260,000

Net loss	—	—	—	—	—	—	—	—	(1,712,944)	—	(1,712,944)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(389,946)	(389,946)

As at September 30, 2020	1,000,000	100	573,277,094	57,328	1,795,551	191,906	—	23,940,696	(21,175,568)	(1,287,023)	1,727,439

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
		$		$		$		$	$		$
As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

Effect of change in functional currency [Note 12]	—	—	—	—	—	—	—	339,007	—	(338,607)	400

Shares issued on conversion of convertible promissory notes [Note 12]	—	—	12,474,992	1,247	—	—	—	208,243	—	—	209,490

Shares and warrant issued for acquisition of subsidiary [Note 12]	—	—	30,407,712	3,041	—	—	—	4,059,803	—	—	4,062,844

Shares issued as consideration for management services and consulting services [Note 12]	—	—	18,334,850	1,833	—	—	—	2,005,496	—	—	2,007,329

Shares issued as consideration for consideration of the intellectual property rights [Note 12]	—	—	250,000	25	(250,000)	(27,000)	—	26,975	—	—	—

Shares issued as consideration for consideration of the intellectual asset [Note 12]	—	—	—	—	3,500,000	260,050	—	—	—	—	260,050

Transfer from shares to be issued - liability to shares to issued - equity	—	—	—	—	9,813,278	454,241	—	—	—	—	454,241

Shares issued as consideration for private placement [Note 12]	—	—	409,934,327	40,993	(46,267,072)	(1,575,225)	220,319	10,874,798	—	—	9,560,885

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	757,689	—	—	757,689

Net loss	—	—	—	—	—	—	—	—	(4,305,597)	—	(4,305,597)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,723,840)	(1,723,840)

As at September 30, 2019	1,000,000	100	565,026,170	56,501	7,498,738	471,415	—	29,618,478	(13,400,551)	(2,118,328)	14,627,615

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	nine months ended	nine months ended
	September 30, 2020	September 30, 2019
	$	$

OPERATING ACTIVITIES

Net loss for the period	(1,712,944)	(4,305,597)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(3,528,760)	(390,786)
Loss on forgiveness	3,267,111	960,470
Day one interest expense	—	18,362
Accretion expense	27,439	360,458
Shares and warrants issued/to be issued for advisory and other services	6,793	—
Allowance for sales tax recoverable	530	(37,222)
Amortization and depreciation expense	62,656	101,978
Deferred rent	—	83,712
Operating lease expense	219,444	—
Investment loss from joint venture	410,348	—
Debt issuance cost	6,337	—

Changes in operating assets and liabilities:
Change in inventory	25,000	—
Change in prepaid asset	(26,808)	24,135
Change in sales tax recoverable	(9,458)	152,344
Change in restricted cash	(8,500)	—
Change in other assets	—	(82,194)
Change in other receivable	(73,908)	—
Change in accounts payable and accrued liabilities	355,324	(2,316,684)
Change in operating lease liability, net	(240,399)	—
Net cash used in operating activities	(1,219,795)	(5,431,024)

INVESTING ACTIVITIES
Cash acquired upon acquisition	—	5,658
Amount invested on fixed assets/capital work in progress	(42,629)	(3,332,180)
Purchase of intangible assets	—	(308,140)
Recoverable from joint venture	(569,874)	—
Net cash used in investing activities	(612,503)	(3,634,662)

FINANCING ACTIVITIES
Utilization of bank overdraft facility	(43,583)	208
Proceeds from loans from related parties	3,436,696	—
Settlement of related party loan	(251,213)	—
Loan to joint venture	(247,592)	—
Repayment of shareholder advances	—	(75,623)
Shareholder advances	—	5,166
Proceeds from issuance of promissory notes	—	103,000
Settlement of promissory notes	(221,693)	(570,892)
Proceeds from private placements	—	9,202,811
Payment for settlement payable	(130,000)	—
Net cash provided by financing activities	2,542,615	8,664,670

Net increase (decrease) in cash during the period	710,317	(401,016)
Effect of foreign currency translation	10,126	189,662
Cash, beginning of period	10,487	303,438
Cash, end of period	730,930	92,084

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	40,770	209,490
Shares issued as consideration for services	235	2,007,329
Shares issued as consideration for acquisition	—	3,284,033
Cash paid for interest	219,501	22,399
Cash paid for taxes	—	—

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition of its Common Stock, the Company issued to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders held approximately 46.27% of the issued and outstanding Common Stock of the Company and Visava will continue its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018. During the quarter ended, September 30, 2020, all of the warrants expired, none were exercised.

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

On September 17, 2019, the CannaKorp has signed an agreement with Nabis Holding (Nabis), where Nabis will purchase 200 wisp unit and 5,000 pods per quarter from the Company. CannaKorp hereby agrees to sell to Nabis, one CannaMatic. The purchase price for the one CannaMatic shall be $4,500 USD in cash to be paid by Nabis to CannaKorp within 3 calendar days of Nabis obtaining regulatory approval of its vertically integrated licenses and $40,500 or the balance owing to be paid by Nabis to CannaKorp, within 180 days of the Effective Date.

As of the date of this report, the equipment to Nabis has been shipped and the Company has provided Nabis an additional 360 days before invoicing Nabis for the equipment. Once when the additional period has passed, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Nabis has had delays in rolling out all the products for which they have exclusive licenses with, and the Company expects their next order will likely be in the next 60 to 90 days. The delay is primarily due to the effects of pandemic and slowing down of the economy in United States of America.

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

On June 15, 2020, the Company, its first–tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was preliminary date of the agreement and the agreement was not finalized until the later date as indicated below.

The CEO of the Company, is the Secretary of CLI, a director of the Company, is a shareholder of CLI and the brother of CEO, is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,174,130, (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,946,820 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $847,161 (CAD $1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of the such amount owing for such first year;

b)	In the second year of the Term, Canary will pay CLI the greater of $1,574,370 (CAD $2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of the such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,414,034 (CAD $3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of the such payments owing for such third year;

d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,309,076 (CAD $3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of the such amount owing for such fourth year; and

e)	In the fifth year of the Term, Canary will pay CLI the balance owing under this Note, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2024 for an amount calculated by dividing twelve (12) into the sum of all amounts owing under this Note at the beginning of the fifth year of the Term on account of Principal and Interest, provided that where there are further amounts owing under this Note at the end of such fifth year, Canary will pay CLI all such further amounts within five (5) days following the end of such fifth year.

For the purposes of this Note, “Net Revenue” will mean any and all revenue generated from Canary’s Licensed Facility (hereinafter defined) to which it is entitled net of applicable taxes and third-party expenses.

The repayment of the Canary Debt, as amended, is guaranteed by Visava and the Company’s wholly-owned subsidiary CannaKorp Inc. and secured by (i) a general security interest in the assets of the Company, Canary, Visava and CannaKorp Inc., respectively; and (ii) a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp Inc. held by the Company. In addition to the foregoing guarantees, security interest and stock pledge, CLI has been granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary.

Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $74,970 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 12 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on straight line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2020. The Company had working capital deficit of $2,919,630 and an accumulated deficit of $21,175,568 as of September 30, 2020. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The Company generated revenue of $30,000 during nine months ended September 30, 2020 as compared to $nil revenue during comparable period ended September 30, 2019. The revenue represents the sale of Wisp™ vaporizer and pod units. Since the customer have received the units and there are no further obligations as per the agreement, revenue was recognized.

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

The Company monitors equity method investments for impairment and record reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded impairment losses related to our equity method investments of $nil during the nine months ended September 30, 2020.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021 with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Sales Tax Recoverable

At September 30, 2020, the Company had $57,059 of gross sales tax recoverable compared to $48,744 as at December 31, 2019. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance in the amount of $12,404 (December 31, 2019: $12,186) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

4.	Inventory

At September 30, 2020, the inventory in the amount of $99,000 (December 31, 2019: $124,000) consists of finished goods and is held at a third-party location.

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

The Company’s subsidiary, Canary, initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. During the nine months ended September 30, 2020, the Company has capitalized $42,629 (September 30, 2019: $3,332,180) in payments to multiple vendors for the upgrade and renovation of the facility.

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

Since the facility is not operating during the nine months ended and year ended September 30, 2020 and December 31, 2019, respectively, no depreciation has been charged on all assets of Canary.

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the period and accordingly, has recorded depreciation expense of $62,656 during the nine months ended September 30, 2020 (September 30, 2019: $101,978).

Below is a breakdown of the consolidated fixed asset, category wise:

	Machinery & Equipment	Software	Furniture & fixture	Leasehold improvements	Total
	$	$	$	$	$
Cost	769,762	43,536	827,504	6,817,188	8,457,990
Accumulated depreciation	(633,905)	(41,287)	(4,828)	—	(680,020)
	135,857	2,249	822,676	6,817,188	7,777,970

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	Joint Venture

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $899,640 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from effective date, and is be secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As at September 30, 2020, the loan advanced amounts to $251,150 (CAD $335,000) and interest income charged for the nine months ended in amount of $3,276 (CAD $4,370) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of $3,276 (CAD $4,370) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. As at September 30, 2020, the total eligible recoverable expenses were $598,360 (CAD $798,133) leading to a recoverable amount of $578,062 (CAD $771,058).

The net equity of the JVCo as at September 30, 2020 was negative $832,488 (CAD $1,110,428) resulting in a loss of equity for $416,244 (CAD $555,214). The JV had liabilities of $832,488 (CAD $1,110,428) and a nil balance of assets.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2020, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to CannaKorp.

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

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of Visava Inc. in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and will issue to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. As a result of this transaction, Visava Inc. became a wholly owned subsidiary of the Company and the former shareholders of Visava Inc. owned approximately 46.27% of the Company’s shares of Common Stock. The transaction was closed effective August 2, 2018. During the quarter ended, September 30, 2020, all of the warrants expired, none were exercised.

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

During the nine month and year ended September 30, 2020 and December 31, 2019, respectively, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

During the nine months ended September 30, 2020, the Company expensed $216,798 (September 30, 2019: $873,594) in management service fee for services provided by the current key officers of the company.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The breakdown of the related party balance as at September 30, 2020 in the amount of $9,433,356 (December 31, 2019: $431,660) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI). June 15th was preliminary date of the agreement and the agreement was not finalized until the later date as indicated below.

The CEO of the Company, is the Secretary of CLI, a director of the Company, is a shareholder of CLI and the brother of CEO, is the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

CLI purchased from the Company for the sum of $2,174,130, (CAD $2,900,000) a debt obligation owing from Canary, the Company’s second tier subsidiary, to the Company in the principal balance of $7,946,820 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As at September 30, 2019, $74,970 (CAD $100,000) is still outstanding from CLI.

The Canary debt owed to CLI from Canary bears an interest at 5% per annum and matures on August 14, 2025. The repayment of the debt is guaranteed by the Company and its subsidiaries plus secured by a general security interest in the assets of the Company and its subsidiaries and a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp Inc. held by the Company. In addition to the above, CLI has been granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary. Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary.

The repayment schedule of the minimum principal payments is shown below:

2020	$–
2021	$985,564
2022	$1,601,292
2023	$2,142,764
2024	$3,217,200
Total	$7,946,820
Current portion	$(681,524)
Non-current portion	$7,265,296

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $74,970 (CAD $100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 12 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on straight line basis. As at September 30, 2020, the balance is $242,331 of which $50,304 is current while $192,027 is non-current.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Shareholder loan

On December 20, 2019, one of the Company’s shareholders provided a loan up to $749,700 (CAD $1,000,000). The loan bears an annual interest rate of 16%, is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures in one year that is December 20, 2020. During the nine months ended September 30, 2020, the loan maximum was increased by $749,700 (CAD $1,000,000). This additional loan bears an annual interest rate of 43% and has a lender fee of 10%. Due to above amendment, the maximum loan which the company can borrow is $1,499,400 (CAD $2,000,000) which is also the outstanding balance as at September 30, 2020. Interest expense charged for the nine months ended in amount of $209,226 (CAD $279,080) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $102,420 (CAD $136,614) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

Shareholder promissory note

Effective April 20, 2020, the Company issued its promissory note (“Note”) to one of the Company’s shareholders in the principal amount of $236,993. The Note contained an original issue discount of $15,300 resulting in net proceeds to the Company of $221,693. The Note carries interest at the rate of 12% per annum and the note matures on April 20, 2021. During the quarter ended, September 30, 2020, the Company paid the outstanding balance and accrued interest in full, in the amount of $251,213.

Outstanding management service fee

The balance owing to former CFO and other current key officers of the Company is $189,515 (December 31, 2019: $134,580). The outstanding balance are primarily outstanding management service fee. During the nine months ended September 30, 2020, nil shares (September 30, 2019: 17,834,850 shares) were issued for these services performed as of and for the nine months ended September 30, 2020.

Balances outstanding related to subsidiaries

On February 22, 2020, Randal MacLeod, who is shareholder in the Company and former President of the subsidiary, Visava terminated his employment agreement and during the nine months ended September 30, 2020, $53,789 (September 30, 2019: $147,836) was paid as remuneration for management services included in salaries and wages. As at September 30, 2020, the balance owing is $3,615 (December 31, 2019: $18,582).

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company's subsidiary, CannaKorp. Total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as at September 30, 2020 and December 31, 2019, $40,000 was outstanding to be paid.

During the nine months ended September 30, 2020, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as at September 30, 2020 is $25,415 and is included in accounts payable and accrued liabilities.

During the nine months ended September 30, 2020, the Company has purchased consulting services amounting to $14,782 from BaK Consulting which is owned by one of the Company’s director. The balance outstanding as at September 30, 2020 is $24,415 and is included in accounts payable and accrued liabilities.

During the nine months ended September 30, 2020, the Company leases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of directors and rent payments amounted to $17,968. The outstanding balance as at September 30, 2020 is balance of $nil.

9.	Shareholder Advances and Receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at September 30, 2020 and December 31, 2019 was $nil while the amount of receivable as at September 30, 2020 and December 31, 2019 was $nil and $2,025. The amounts repaid during the nine months ended September 30, 2020 and 2019 were $nil and $75,623, respectively.

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating lease. Upon adoption of ASC 842, the Company recognized $1,692,982 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,566,814 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

The Company is a party to a 5-year lease agreement (initiated on September 2018) with respect to its office premises. Total minimum rent for the premises is $832 (CAD $1,100) plus applicable taxes per month. On the first anniversary date, the minimum rent per month will increase to $853 (CAD $1,138) plus applicable taxes, on the second anniversary date, the minimum rent per month will increase to $874 (CAD $1,166) plus applicable taxes, on the third anniversary date, the minimum rent per month will increase to $895 (CAD $1,193) plus applicable taxes, on the fourth anniversary date, the minimum rent per month will increase to $916 (CAD $1,221) plus applicable taxes.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $26,240 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $740,923 (CAD $988,293) was forgiven by the landlord and one vendor.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases were 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2020	$81,340
2021	$328,593
2022	$332,024
2023	$331,740
Thereafter	$2,131,703
Total lease payment	$3,205,400
Less imputed interest	$(1,560,137)
Present value of lease liabilities	$1,645,263
Current portion	$(75,585)
Non-current portion	$1,569,678

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the
	three months ended	nine months ended
	September 30, 2020	September 30, 2020
Gross operating lease expense	$68,690	$219,444
Gross rent and utilities expenses	$81,893	$145,233
Recoverable expenses from JVCo related to rent and utilities	$(146,229)	$(237,679)
	$4,354	$126,998

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

Interest amounting to $12,098 was accrued for the nine months ended September 30, 2020 (September 30, 2019: $37,477).

Principal amount outstanding as at September 30, 2020 and December 31, 2019 was $3,128 and $200,488, respectively. As at September 30, 2020, the entire balance was current while in comparison, as at December 31, 2019, $32,188 is current portion while $168,300 is the non-current portion.

During the period ended September 30, 2020, the Company settled the outstanding balance of Note R in full with a cash payment and recorded a loss of $43,156 as settlement of debt in the condensed consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement. In addition, the Company converted the outstanding principal and accrued interest balance of Note I during period ended September 30, 2020.

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the nine months ended September 30, 2020, holders of convertible promissory notes converted principal amounting to $29,060 (September 30, 2019: $108,233). The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2019	Conversions / Redemption during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at September 30, 2020
Note D	1,257	—	—	10	1,267
Note F	9,864	—	—	(262)	9,602
Note G	3,583	—	—	(95)	3,488
Note I	32,049	(20,639)	—	(11,410)	—
Note K	783	—	—	(639)	144
Note R	103,298	(91,009)	—	(12,289)	—
	150,834	(111,648)	—	(24,685)	14,501

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model. Following assumptions were used to fair value these notes as at September 30, 2020:

•	Projected annual volatility of a range from 255% to 263%;
•	Risk free interest rate of 0.09%;
•	Stock price of $0.011;
•	Liquidity term of 0.50 years;
•	Dividend yield of 0%; and
•	Exercise price of $0.0041 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.	Stockholders’ Equity

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 573,277,094 shares are outstanding as at September 30, 2020 (at December 31, 2019: 571,145,968 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at September 30, 2020 and December 31, 2019.

As of September 30, 2020, convertible notes, warrants and preferred stock warrants outstanding could be converted into 6,188,780 (December 31, 2019: 27,535,127), 364,851,688 (December 31, 2019: 408,950,827) and 100,000,000 (December 31, 2019: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, majority of the warrants are unlikely to be exercised due to the depressed share price.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

As explained in Note 8, during the quarter ended September 30, 2020, the Company issued 10,000,000 shares of common stock to a director of the company pursuant to Amendment to the Debt Purchase and Assignment Agreement (“Agreement”) with CLI. These were recorded at fair value of $130,000, based on the market price of the Company’s stock on the date of agreement. In addition, 26,040 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $353, based on the market price of the Company’s stock on the date of agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid in capital once the shares are issued.

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

During the quarter ended, June 30, 2019, Saul Niddam, Chief Operating Officer of the subsidiary, CannaKorp purchased 1,666,667 shares (December 31, 2018: nil shares) as consideration for private placement. These were recorded at fair value in the amount of $37,385 based on the cash proceeds received by the Company.

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

Settlement of CannaKorp's loans	930,240	$80,838	Refer Note 8 for details.
Agreement with Serious Seeds	46,872	$588	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
License Agreement with cGreen	–	$–	During the period ended June 30, 2020, 6,500,000 shares with a fair value of $482,950 to be issued in connection with License Agreement with cGreen (as explained in detail in annual year ended December 31, 2019 10-K) were transferred to equity. However, upon execution of the settlement agreement as detailed in Note 1, these shares were no longer required to be issued due to the termination of the License Agreement.
	1,795,551	$191,906

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Warrants

As further explained in Note 15, the warrants (with exercise price in United States Dollar) were re-classified as liability as at December 31, 2019 and therefore have been revalued on each period end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

	As at September 30, 2020	As at June 30, 2020	As at March 31, 2020	As at December 31, 2019
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.011 per share	$0.018 per share	$0.010 per share	$0.020 per share
Exercise price	$0.023 to $0.200 per share	$0.023 to $0.200 per share	$0.023 to $0.200 per share	$0.023 to $0.200 per share
Volatility	244% to 306%	215% to 298%	195% to 286%	170% to 382%
Risk free interest rate	0.13% to 2.48%	0.16% to 2.66%	0.23% to 2.66%	1.58% to 2.66%
Expected life	0.01 to 1.93 years	0.01 to 2.12 years	0.24 to 2.37 years	0.49 and 2.66 years
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants, which were issued during the below quarters, were measured on issuance dates using the Black-Scholes option pricing model using the below assumptions.

	During quarter ended September 30, 2020	During quarter ended June 30, 2020	During quarter ended March 31, 2020
Forfeiture rate	0%	0%	0%
Stock price	$0.008 to $0.018 per share	$0.008 per share	$0.010 to $0.014 per share
Exercise price	$0.037 to $0.200 per share	$0.200 per share	$0.150 to $0.200 per share
Volatility	295% to 753%	305%	312%
Risk free interest rate	0.11% to 0.27%	0.27%	1.61%
Expected life	2 to 5 years	2 years	2 years
Expected dividend rate	0%	0%	0%
Fair value of warrants	$132,357	$177	$3,137

Breakdown of warrants outstanding as at September 30, 2020 and December 31, 20219 are details below:

	Warrants outstanding as at September 30,2020	Warrants outstanding as at December 31,2019	Remaining contractual life term as at September 30, 2020 (years)	Remaining contractual life term as at December 31,2019 (years)
Acquisition of Canary	–	25,000,000	N/A	0.59
Acquisition of CannaKorp	7,211,213	7,211,213	0.41	1.16
Private placements	356,443,567	375,809,374	0.01 to 1.87	0.49 to 2.62
Settlement of CannaKorp loans	930,240	930,240	0.49	1.24
Serious Seeds	366,670	266,668	1.27 to 1.52	N/A
CLI	10,000,000	–	4.71	N/A
Total	375,051,692	409,217,495

During nine months ended September 30, 2020, 44,365,807 warrants expired (related to private placements and acquisition of Canary).

13.	Earnings (loss) Per Share

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

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,574,370 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,529 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. During the quarter ended June 30, 2020, the Company has paid the settlement amount in full.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $52,038 (CAD $69,412). During quarter ended June 30, 2020, the Company settled with the employee in the amount of $7,154 (CAD $9,543).

A complaint for damages in the amount of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of the CannaKorp for outstanding professional fees. No claim has been registered and is working with management for a settlement. The Management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at September 30, 2020, $188,865 has been recorded in the CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A complaint for damages was lodged against the Company by cGreen for missed payment of the January 2020, non-issuance of 7 million shares as promised in the agreement and loss in the share value. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

A claim for damages in the amount of $1,396,546 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at September 30, 2020, $11,015 has been recorded in the Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the 13th month following the effective date of the Agreement and continuing through the sixtieth month of the initial term. Furthermore, Serious Seeds B.V. will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As at September 30, 2020, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

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

As a result of this restatement, the following line items were restated in the comparative balance sheet as at December 31, 2019:

	Balance as previously reported	Adjustments	Restated balance
	$	$	$
Warrant liability	—	6,146,116	6,146,116
Total liability	6,529,359	6,146,116	12,675,475

Additional paid-in capital	29,846,004	(6,146,116)	23,699,888
Total equity	9,935,137	(6,146,116)	3,789,021

16.	Subsequent Events

The Company’s management has evaluated subsequent events up to November 10, 2020, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three and nine months ended September 30, 2020 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc, (“Canary”), a Canadian corporation that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a late stage Canadian licensed cannabis producer under Health Canada’s Cannabis Act (“Bill C-45”). Canary expects to produce at least 3,600,000 grams of cannabis per year, beginning in the third quarter of 2020 and has not produced any product up till September 30, 2020.

Pursuant to the Exchange Agreement, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition of its Common Stock, the Company issued to the Visava shareholders, prorata Common Stock Purchase Warrants to purchase an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. The transactions contemplated by the Exchange Agreement closed effective August 2, 2018. Visava will continue its business operations as a first-tier wholly-owned subsidiary of the Company with Canary operating as our second-tier subsidiary. During the quarter ended, September 30, 2020, all of the warrants expired, none were exercised.

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

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen.

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

As of the date of this report, the equipment to Nabis has been shipped and the Company has provided Nabis an additional 360 days before invoicing Nabis for the equipment. Once when the additional period has passed, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Nabis has had delays in rolling out all the products for which they have exclusive licenses with, and the Company expects their next order will likely be in the next 60 to 90 days. The delay is primarily due to the effects of pandemic and slowing down of the economy in United States of America.

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $899,640 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from effective date, and is be secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As at September 30, 2020, the loan advanced amounts to $251,150 (CAD $335,000) and interest income charged for the nine months ended in amount of $3,276 (CAD $4,370) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of $3,276 (CAD $4,370) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. As at September 30, 2020, the total eligible recoverable expenses were $594,071 (CAD $792,411) leading to a recoverable amount of $573,772 (CAD $756,336).

The net equity of the JVCo as at September 30, 2020 was negative $828,198 (CAD $1,104,706) resulting in a loss of equity for $414,099 (CAD $552,353). The JV had liabilities of $828,198 (CAD $1,104,706) and a nil balance of assets.

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first–tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was preliminary date of the agreement and the agreement was not finalized until the later date as indicated below.

The CEO of the Company, is the Secretary of CLI, a director of the Company, is a shareholder of CLI and the brother of CEO, is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,174,130, (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,946,820 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $847,161 (CAD $1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of the such amount owing for such first year;

b)	In the second year of the Term, Canary will pay CLI the greater of $1,574,370 (CAD $2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of the such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,414,034 (CAD $3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of the such payments owing for such third year;

d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,309,076 (CAD $3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of the such amount owing for such fourth year; and

e)	In the fifth year of the Term, Canary will pay CLI the balance owing under this Note, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2024 for an amount calculated by dividing twelve (12) into the sum of all amounts owing under this Note at the beginning of the fifth year of the Term on account of Principal and Interest, provided that where there are further amounts owing under this Note at the end of such fifth year, Canary will pay CLI all such further amounts within five (5) days following the end of such fifth year.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the purposes of this Note, “Net Revenue” will mean any and all revenue generated from Canary’s Licensed Facility (hereinafter defined) to which it is entitled net of applicable taxes and third-party expenses.

The repayment of the Canary Debt, as amended, is guaranteed by Visava and the Company’s wholly-owned subsidiary CannaKorp Inc. and secured by (i) a general security interest in the assets of the Company, Canary, Visava and CannaKorp Inc., respectively; and (ii) a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp Inc. held by the Company. In addition to the foregoing guarantees, security interest and stock pledge, CLI has been granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary.

Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary.

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $74,970 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 12 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on straight line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

Forward Looking Relating to Future Operations of the Company.

Currently, the company and its senior management are is exploring several new, additional opportunities at its Simcoe, Ontario cultivation facility to expand its the Company’s product offerings in other cannabis related Consumer Packaged Goods (CPG) Product categories.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Employees

As at September 30, 2020, we had four employee which include Anthony Zarcone, Chief Executive Officer and Saul Niddam, Chief Innovation Officer, and also serves as our subsidiary, CannaKorp’s Chief Executive Officer.

On January 9, 2020, Anthony Zarcone was named co-Chief Executive Officer to serve with Mr. Schindermann. On January 24, 2020, Mr. Schindermann submitted his resignation as co- Chief Executive Officer; however, he remained a director of the Company. Further to the explanation in Note 8 in the unaudited condensed consolidated interim financial statements, effective August 14, 2020, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries.

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

At the present time, CannaKorp has failed to meet its annuities payments as well as maintenance fees on the 2 referenced patents. Although, there has been a lapse and these patents remain unmaintained, there still remains the possibility of CannaKorp reinstating these patents if done so in a reasonable amount of time. At this time, management is determining the value maintaining these patents will provide the company. Once management has completed their assessment, the company will proceed accordingly. advance in that determined direction moving forward. Additionally, CannaKorp is actively seeking a JV Partner joint venture partner and/ or licensor to assist in both marketing and launching the Wisp Vaporizer and Wisp Pods in both the US and Canadian Legal Cannabis/ H hemp markets.

Results of Operations

We have not generated significant revenue to date and consequently our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our analysis on the performance of the Company is as follows:

Balance sheet – As at September 30, 2020 and December 31, 2019

Cash

At September 30, 2020 we had cash of $730,930 compared to $10,487 as at December 31, 2019. The increase is due to funds advanced from a related party as loans and debt purchase by CL Investors Inc. (CLI) during the current period ended offset by payments of salaries, consulting, professional and legal expenses and outstanding payables during the period.

Prepaid asset

At September 30, 2020 we had prepaid expenses of $63,920 compared to $37,702 as at December 31, 2019. The balance represents the retainer fees paid to our lawyer, security deposit for the leased facility and retainer for vendors services.

Sales tax recoverable

At September 30, 2020, we had $57,059 of gross sales tax recoverable compared to $48,744 as at December 31, 2019. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance in the amount of $12,404 (December 31, 2019: $12,186) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

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

Fixed assets and capital work in progress

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. During nine months ended September 30, 2020, the Company has capitalized $42,629 (December 31, 2019: $3,510,401) in payments to multiple vendors for the upgrade and renovation of the facility.

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

Accounts payable and accrued liabilities

Accounts payable amounting to $1,638,935 as at September 30, 2020, primarily represents consulting and construction services related to capital work in progress amounting to $200,276, interest on promissory notes and loans amounting to $202,305, outstanding and accrued professional fees amounting to $1,072,508.

Accounts payable amounting to $2,494,588 as at December 31, 2019, primarily represents consulting and construction services related to capital work in progress amounting to $1,079,498, interest on promissory notes and loan amounting to $53,945, marketing services cost amounting to $18,115.

Payable to related parties

As at September 30, 2020, we had $9,678,445 of amount payable to related parties as compared to $431,660 as at December 31, 2019. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $40,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $12,098 was accrued for the nine months ended September 30, 2020 (September 30, 2019: $37,477).

Principal amount outstanding as at September 30, 2020 and December 31, 2019 was $3,128 and $200,488, respectively. As at September 30, 2020, the entire balance was current while in comparison, as at December 31, 2019, $32,188 is current portion while $168,300 is the non-current portion.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months September 30, 2020 and 2019:

Revenue

We generated nil revenue during quarter ended September 30, 2020 and 2019.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in operating expenses for the three months ended September 30, 2020 compared to 2019 is due to lower advisory and consultancy fee, salaries and wages, and office expenses during the period which resulted due to lower amount of activity compared to prior period.

Expenses for the three months ended September 30, 2020 primarily represented consulting fees of $6,933 (2019: $99,060), management fees of $69,710 (2019: $181,036), salary and wages amounting in total to $40,290 (2019: $264,858), legal and professional charges of $158,232 (2019: $103,091) comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $nil (2019: $1,147), office and general expenses amounting to $5,370 (2019: $148,488).

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to ($2,537,493) (2019: ($14,874)), loss on settlement of debt amounting to $5,913,524 (2019: $98,783), interest and bank charges amounting to $177,949 (2019: $28,625), accretion expenses of $11,985 (2019: $nil) related to promissory notes and share of loss from joint venture of $280,916 (2019: $nil).

Statement of Operations – For the nine months September 30, 2020 and 2019:

Revenue

We generated revenue of $30,000 during period ended September 30 2020 as compared to $nil revenue during period ended September 30, 2019. The revenue represents the sale of Wisp™ vaporizer and pod units.

Expenses

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, software development expense and website development and marketing expense. The significant decrease in operating expenses for the nine months ended September 30, 2020 compared to 2019 is due to lower advisory and consultancy fee, salaries and wages, and office expenses during the period which resulted due to lower amount of activity compared to prior period.

Expenses for the nine months ended September 30, 2020 primarily represented consulting fees of $69,582 (2019: $512,490), management fees of $216,798 (2019: $873,594), salary and wages amounting in total to $183,644 (2019: $1,020,444), legal and professional charges of $375,787 (2019: $238,109) comprising legal, review, accounting and Edgar agent fee, rent and utilities amounting to $nil ($191,267), office and general expenses amounting to $88,898 ($557,395).

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to ($3,528,368) (2019: ($390,786), gain on settlement of debt amounting to $3,515,066 (2019: 960,470), interest and bank charges amounting to $294,736 (2019: $57,675), accretion expenses of $27,439 (2019: $360,458) related to promissory notes and share of loss from joint venture of $410,348 (2019: $nil).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

As at September 30, 2020, we had a working capital deficit of $2,919,630 (December 31, 2019: $4,922,069). We are actively seeking various financing operations to meet the deficit capital requirements.

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

Subsequent Events

There are not subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Description of Property

We do not own any properties at this time and has no agreements to acquire any properties.

Our principal executive office is located at 55 Administration Road, Unit 13, Vaughan, Ontario, Canada, L4K 4G9.

Our subsidiary, Canary, leases a 44,000 square foot facility located in Norfolk County, Ontario, Canada to produce medical and recreational cannabis. Our subsidiary, CannaKorp, terminated its lease of 1,000 square feet of executive and administrative office located in a multi-tenant building, located 74 Maple Street, Stoneham, Massachusetts, United States of America during quarter ended September 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year, a terminated employee of Canary has filed a suit against the Company amounting to approximately $1,574,370 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,529 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. During the quarter ended June 30, 2020, the Company has paid the settlement amount in full.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $52,038 (CAD $69,412). During quarter ended June 30, 2020, the Company settled with the employee in the amount of $7,154 (CAD $9,543).

On January 3, 2020, cGreen Inc. filed a Complaint in Arbitration against the Company alleging a breach of the Exclusive License Agreement entered into with the Company effective August 8,2019. (“Agreement”). The Complaint alleges the Company failed to make royalty payments of $300,000 and failed to issue cGreen 7,000,000 shares of the Company’s Common Stock as called for under the Agreement. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

A claim for damages in the amount of $1,396,546 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at September 30, 2020, $11,015 has been recorded in the Target’s payable. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2020, the Company issued 10,000,000 shares of its common stock to Rubin Schindermann, a former director of the company, pursuant to Amendment to the Debt Purchase and Assignment Agreement with CLI Investors dated June 15, 2020.

The foregoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended, for sales not involving a public offering and sales to non-United States residents residing abroad.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	8-K		05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.7	Form of Convertible Promissory Note	8-K		03/07/16

10.8	Non-Negotiable Promissory Note	8-K		03/07/16

10.9	Securities Purchase Agreement	8-K		03/07/16

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: November 10, 2020	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: November 10, 2020	By:	/s/ Barry Alan Katzman
Director

Dated: November 10, 2020	By:	/s/ Saul Niddam
Director

Dated: November 10, 2020	By:	/s/ Frank Monte
Director

