Form 10-K
period 2020-12-31
Target Group Inc.
filed 2021-03-30
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-55066

TARGET GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3621499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

20 Hempstead Drive Hamilton, Ontario, Canada	L8W 2E7
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,857,349 as of June 30, 2020.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 30, 2021, the registrant had 573,277,094 shares of Common Stock issued and outstanding.

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

Effective December 12, 2018, our Board of Directors approved the termination of our ChessStars™ online chess playing platform effective December 31, 2018. Effective December 7, 2020, we sold the ChessStars™ business to a former director, Alexander Starr in consideration of Starr’s cancellation of the $60,000 debt owing to him by us.

During the second quarter of 2020, the global spread of Coronavirus (COVID-19) continued to have a significant impact on the Canadian and global economy and customer purchasing behavior, while equity markets remained volatile. However, these factors have not impacted the Company’s operations, financial results for the year.

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

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc, (“Canary”), a Canadian corporation that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a Canadian Licensed Producer under Health Canada’s Cannabis Act (“Bill C-45”). Canary expects to grow up to 4.5 million grams of cannabis annually out of its Simcoe facility once it is at full capacity. The company is now growing premium cannabis in 5 of its 8 indoor grow rooms with the intent of bringing the remaining 3 rooms online in short order. Each 2,200 square feet. room gets up to 5.4 turns annually.

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

The initial term of the Agreement will be five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company will issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Agreement. In addition, on the thirteenth (13) month following the effective date of the Agreement of the initial term, the Company will issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Agreement and continuing through the sixtieth (60) month of the initial term, the Company will issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates.

In consideration of Canary’s appointment as Serious’ exclusive distributor in Canada, Canary will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

On October 8, 2019, Canary was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). These Standard Licenses enable Canary to produce approximately 3,600kg of dried cannabis flower per year. Canary has curated a bank of 3,500 seeds, comprised of more than 125 strains, including the entire Serious Seeds collection. The Company has the capacity to grow 8 different strains at a time, within the facility’s 8 indoor separate flower rooms.

Cannavolve Inc. Sales Agency Agreement

Effective December 13, 2018, the Company appointed Cannavolve Inc., an Ontario, Canada corporation based in Toronto (“Cannavolve”), under the terms of a Licensed Producer/Licensed Processor Sales Agency Agreement (“Agency Agreement”), as the Company’s exclusive agent in Canada to market and sell the CannaKorp Wisp™ vaporizer, the Serious Seeds™ products and Canary branded cannabis in the recreational cannabis markets (collectively the “Products”). Cannavolve is an independent recreational cannabis sales and marketing Company established to represent licensed producers and licensed processors in Canada of cannabis and cannabis accessories. Cannavolve operates in Canada with offices in Halifax, Montreal, Calgary and Vancouver.

Under the Agency Agreement, Cannavolve will be paid a commission of 6% of net sales based on the wholesale prices of the Products. The initial term of the Agency Agreement is two (2) years from December 13, 2018 subject to a renewal term of two (2) additional years. In addition to customary termination provisions based upon the material default of either the Company or Cannavolve, we can terminate the Agency Agreement without cause upon ninety (90) days prior written notice. The agreement was renewed on December 13, 2020 for additional two (2) years.

cGreen, Inc. Exclusive License Agreement

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement granted the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company had to issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would have to pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020.

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

During the year ended December 31, 2020, the equipment to Nabis has been shipped and the Company has provided Nabis an additional 360 days before invoicing Nabis for the equipment. Once when the additional period has passed, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market.

Due to financial strain and difficulties during the pandemic Nabis was forced to restructure their company in its entirety. This has caused strain on the financial position of Nabis and has affected their ability to fulfill their commitments in the agreement signed with CannaKorp. At this time, the partnership has since been terminated and all of CannaKorp’s CannaMatic machinery has now been sent back to CannaKorp. As of the date of this report, the Company does not have any operations, employees or corporate offices based in United States.

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

Under the Joint Venture, JVCo is permitted to use a portion, consisting of seven (7) rooms of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $942,480 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from effective date, and is be secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As at December 31, 2020, the loan advanced amounts to $263,109 (CAD $335,000) and interest income charged for the year ended in amount of $8,074 (CAD $10,280) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of the same amount is included in receivable from joint venture on the consolidated balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. As at December 31, 2020, the total eligible recoverable expenses were $1,123,731 (CAD $1,430,776) leading to a recoverable amount of $1,091,834 (CAD $1,390,163). The JVCo recorded sales of $108,930 (CAD $138,694) during the quarter end of December 31, 2020. The entire revenue was sold to one customer.

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), in accordance with the following order of priority:

a)	First, the payment of recoverable expenses, explained below;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;

c)	Third, to the repayment of the Soft Costs (costs of services and materials provide by Thrive Cannabis) until repaid in full;

d)	Finally, any remaining Net Income shall be distributed, on a monthly basis, as follows:

(i)	For the first two (2) years following execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and

(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

The net equity of the JVCo as at December 31, 2020 was negative $523,496 (CAD $666,534) resulting in a loss of equity for $261,748 (CAD $333,267). The JV had liabilities of $1,363,018 (CAD $1,735,444) and assets of $839,522 (CAD $1,068,910).

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,277,660, (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,325,240 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $887,502 (CAD $1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;

b)	In the second year of the Term, Canary will pay CLI the greater of $1,649,340 (CAD $2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,528,988 (CAD $3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of the such payments owing for such third year;

d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,419,032 (CAD $3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $78,540 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 14 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on straight line basis.

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

The possession and use of marijuana are illegal under U.S. federal and certain states’ laws, which may negatively impact our business. Use of marijuana is regulated by both the U.S. federal government and state governments and state and U.S. federal laws regarding marijuana are often in conflict. Federal law criminalizing the use of marijuana pre-empts state laws that legalize the possession and use of marijuana for medical and recreational purposes. The Trump Administration has made statements indicating that the Trump Administration intends to take a harsher stance on federal marijuana laws. Any such changes in the federal government’s enforcement of current federal laws could adversely affect our ability to possess or cultivate marijuana. Marijuana is a Schedule 1 controlled substance under the Controlled Substance Act (“CSA”) meaning that it has a high potential for abuse, has not currently “accepted medical use” in the United States, lacks accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. No drug product containing natural cannabis or naturally-derived cannabis extracts have been approved by the U.S. Food and Drug Administration for use in the U.S. or obtained registration from the United States Drug Enforcement Administration (“DEA”) for commercial production and the DEA may never issue the registrations required of the commercialization of such products. We will continue to assess potential strategic acquisitions of existing or new businesses in the cannabis industry, should we determine that such activities are in our best interests and in best interests of our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis, particularly, if the federal government determines to actively enforce all federal laws applicable to cannabis.

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

As a result, in the surge of demand for cannabis as a result of the implementation of the Cannabis Act, we and other cannabis producers in Canada may produce more cannabis that is needed to satisfy the market and we may not be able to export that oversupply into other markets where cannabis use is fully legal under all federal, state and provincial laws thus the available supply of cannabis could exceed demand, resulting in a decline in the market price for cannabis. If this were to occur, there is no assurance that we would be able to generate sufficient revenue to result in profitability.

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

Employees

As at December 31, 2020, we had three employee which include Anthony Zarcone, Chief Executive Officer.

On January 9, 2020, Anthony Zarcone was named co-Chief Executive Officer to serve with Mr. Schindermann. On January 24, 2020, Mr. Schindermann submitted his resignation as co- Chief Executive Officer; however, he remained a director of the Company. Further to the explanation in Note 14 in the consolidated financial statements, effective August 14, 2020, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries.

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

At the present time, CannaKorp has failed to meet its annuity payments as well as maintenance fees on the 2 referenced patents. Although, there has been a lapse and these patents remain unmaintained, there still remains the possibility of CannaKorp reinstating these patents if done so in a reasonable amount of time. At this time, management is determining the value maintaining these patents will provide the company. Once management has completed their assessment, the company will proceed accordingly. advance in that determined direction moving forward. Additionally, CannaKorp is actively seeking a JV Partner joint venture partner and/ or licensor to assist in both marketing and launching the Wisp Vaporizer and Wisp Pods in both the US and Canadian Legal Cannabis/ HEMP markets.

Corporate Facilities

We lease our administrative and executive offices located at 20 Hempstead Drive, Hamilton, Ontario, Canada.

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

Our principal executive office is located at 20 Hempstead Drive, Hamilton, Ontario, Canada.

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

Item 3. Legal Proceedings

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,649,340 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,792 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. During the quarter ended June 30, 2020, the Company has paid the settlement amount in full.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $54,516 (CAD $69,412). During quarter ended June 30, 2020, the Company settled with the employee in the amount of $7,495 (CAD $9,543).

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

In April 2020, an employee of Canary, who had previously resigned from the company, filed a claim that their bonus, that had been promised in their employment agreement was unpaid and had filled a claim with the Ministry of Labour in Ontario. While the Ministry of Labour deemed the bonus owed as a valid payment, the matter has since progressed to the Ontario Labour Relations Board (OLRB) in which the company is disputing this bonus due to several contractual factors that the company believes will allow this ruling to be overturned and revised in the company’s favor. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages in the amount of $1,463,047 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management are of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As at December 31, 2020, $11,540 has been recorded in the Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages in the amount of $102,713 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management are of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As at December 31, 2020, $108,503 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year
Fiscal year 2020
High	$0.022	0.019	0.019	0.017	0.022
Low	$0.006	0.006	0.007	0.009	0.006

Fiscal year 2019
High	$0.060	0.015	0.120	0.073	0.120
Low	$0.012	0.008	0.045	0.013	0.008

Our common stock is subject to Rule 15g-9 of the Exchange Act, known as the Penny Stock Rule, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission (“SEC”) also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

As of the date of this report, we have 573,277,094 shares of common stock issued and outstanding held by 427 stockholders of record.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2020, we issued no shares of common or preferred stock.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2020, the Company had not generated significant revenues and had no income or cash flows from operations since inception. At December 31, 2020, the Company had sustained net loss of $7,073,871, and had an accumulated deficit of $26,536,495.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

At present, the Company has begun its operations at its Simcoe Facility cultivating Premium Cannabis and started generating revenue within the Canadian wholesale cannabis market. However, the continuation of the Company as a going concern is dependent upon these operations successfully generating cashflow for the Company, financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of the target company with the Company.

Balance sheet as at December 31, 2020 and 2019

Cash

At December 31, 2020 we had cash of $172,597 compared to $10,487 as at December 31, 2019. The increase is primarily due to proceeds received from loans during the year offset by payment of capital work in progress, salary and wages, consulting expenses and professional expenses.

Prepaid asset

At December 31, 2020 we had prepaid expenses of $46,775 compared to $37,702 as at December 31, 2019. The balance represents the security deposit for the leased land for the facility to produce Medical Marijuana.

Sales tax recoverable

At December 31, 2020, the Company had $95,386 of gross sales tax recoverable compared to $48,744 as at December 31, 2019. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance in the amount of $19,924 (2019: $12,186) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

Goodwill and intangible assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of our subsidiaries at the date of acquisition.

In addition, intangible assets represent the Exclusive License Agreement entered with cGreen. The value of the license is based on 10 million common stock valued at the market rate of the stock prevailing on August 8, 2019 and the royalty payments in the amount of $2,243,000. The asset is amortized over the terms of license i.e., 10 years. During the quarter ended December 31, 2019, the intangible asset was written off based on our management’s review and evaluation of the intangible asset’s recoverability.

Fixed assets and capital work in progress

The Company’s subsidiary, Canary, initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. During the year ended December 31, 2020, the Company has capitalized $42,505 (2019: $3,510,401) in payments to multiple vendors for the upgrade and renovation of the facility.

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

Accounts payable and accrued liabilities

Accounts payable amounting to $1,809,120 as at December 31, 2020, primarily represents consulting and construction services related to capital work in progress amounting to 141,935, interest on promissory notes and loans amounting to $403,865, and outstanding plus accrued professional fees of $1,002,098.

Accounts payable amounting to $2,494,588 as at December 31, 2019, primarily represents consulting and construction services related to capital work in progress amounting to $1,079,498, interest on promissory notes and loan amounting to $53,945, and outstanding plus accrued professional fees of $951,000.

Payable to related parties

As at December 31, 2020, we had $9,934,960 of amount payable to related parties as compared to $431,660 as at December 31, 2019. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional detail, refer to Note 14 in consolidated financial statements.

Shareholder advances and receivable

Shareholder advances represent expenses paid by the owners from personal funds. The amount of advance as at December 31, 2020 and 2019 were $nil while the amount of receivable as at December 31, 2020 and 2019 were $nil and $2,025, respectively. The amounts repaid during the year ended December 31, 2020 and 2019 were $nil and $203,945, respectively. During the year ended December 31, 2020 and 2019, $nil and $133,423 was settled through issuance of shares of common stock. Refer to Note 15 for details in the consolidated financial statements.

Convertible promissory notes payable

During the quarter ended June 30, 2020, the Company settled the outstanding balance of Note R in full with a cash payment and recorded a loss of $43,156 as settlement of debt in the consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement. In addition, the Company converted the outstanding principal and accrued interest balance of Note I during quarter ended June 30, 2020.

Interest amounting to $12,182 was accrued for the year ended December 31, 2020 (2019: $75,348).

Principal amount outstanding as at December 31, 2020 and 2019 was $3,128 and $200,488, respectively. As at December 31, 2020, the entire balance was current while in comparison, as at December 31, 2019, $32,188 is current portion while $168,300 is the non-current portion.

Income statement for the years ended December 31, 2020 and 2019

Revenues for the years ended December 31, 2020 and 2019

We generated revenue of $30,000 during year ended December 31, 2020 as compared to $nil revenue during year ended December 31, 2019. The revenue represents the sale of Wisp™ vaporizer and pod units.

In addition, Canary generated revenue of $108,930 (though its investment in JVCo) during the quarter end of December 31, 2020 and is represented as share of losses from joint venture on the consolidated statement of operations. The revenue represents the sale of cannabis product. The entire revenue was sold to one customer. Refer to Note 11 for additional details.

Expenses for the years ended December 31, 2020 and 2019

Our expenses are classified primarily into advisory and consultancy fee, management fees, salaries and wages, legal and professional fees, and amortization and depreciation expense. The significant decrease in operating expenses for the year ended December 31, 2020 compared to 2019 is due to lower amount of activity compared to prior year, the management’s continuous efforts to control and reduce expenses, and Canary’s investment in the joint venture which is incurring the operation expenses of Canary.

Expenses for the year ended December 31, 2020 primarily represented consulting fees of $69,466 (2019: $639,611), management fees of $286,978 (2019: $1,481,284), salary and wages amounting in total to $175,509 (2019: $1,333,729), legal and professional charges of $477,539 (2019: $364,421) comprising legal, review, accounting and Edgar agent fee, Amortization and depreciation expense amounting to $292,944 (2019: $111,081), office and general expenses amounting to $136,462 (2019: $534,671).

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to ($3,228,622) (2019: ($407,999)), loss on settlement of debt amounting to $3,347,630 (2019: $1,428,282), interest and bank charges amounting to $514,028 (2019: $85,553), accretion expenses of $27,704 (2019: $367,585) related to promissory notes and share of loss from joint venture of $595,750 (2019: $nil). In addition, impairment of intangible asset and goodwill in the amount of $nil (2019: $2,149,613) and $4,413,742 (2019: $1,485,925), respectively.

Liquidity and Capital Resources

At December 31, 2020, the Company had a working capital deficit of $4,118,770 and an accumulated deficit of $26,536,495 (2019: Working capital deficit of $4,922,069 and an accumulated deficit of $19,462,624). The Company is actively seeking various financing operations to meet the working capital requirements.

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

Item 8. Consolidated Financial Statements and Supplementary Data

TARGET GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Target Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Group, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had minimal revenue since inception, has continual sustained operating losses, and significant working capital and accumulated deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 12 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if impairment indicators arise. During the year ended December 31, 2020, the Company recorded a $4.5 million goodwill impairment charge.

Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the goodwill and underlying business unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, discount rate, and operating costs, which are impacted by expectations about future market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

To test the estimated fair value of the Company’s goodwill and underlying business unit, we performed audit procedures that included, among other things, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. In addition, we assessed the current financial forecast in light of management’s current plans, and we assessed the historical basis of management’s estimates based on its current operating results that would result from changes in the assumptions.

We have served as the Company’s auditor since 2017. Spokane, Washington
March 30, 2021

F-2

TARGET GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	$	$
		(Restatement - Note 20)
ASSETS
Current assets
Cash	172,597	10,487
Restricted cash	9,032	—
Accounts receivable, no allowance	2,068	2,068
Inventory [Note 8]	99,000	124,000
Prepaid asset	46,775	37,702
Sales tax recoverable, net of allowance [Note 7]	75,462	36,558
Shareholder receivable [Note 15]	—	2,025
Receivable from joint venture [Note 11]	271,184	—
Other receivable [Note 14]	78,540	—
Total current assets	754,658	212,840
Long term assets
Fixed assets [Note 10]	7,793,997	8,103,740
Goodwill [Note 12]	3,666,364	8,147,916
Investment in joint venture [Note 11]	721,156	—
Operating lease right-of-use assets [Note 16]	100,548	—
Total long term assets	12,282,065	16,251,656
Total assets	13,036,723	16,464,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	1,562	45,911
Accounts payable and accrued liabilities [Note 13]	1,809,120	2,494,588
Payable to related parties, net [Note 14]	2,831,635	431,660
Royalty payable [Note 9]	—	1,191,860
Shareholder advances [Note 15]	—	—
Shares to be issued [Note 18]	—	482,950
Deferred revenue [Note 1]	42,719	42,719
Convertible promissory notes, net [Note 17]	3,128	32,188
Derivative liability [Note 17]	12,068	150,834
Deferred rent - Current portion [Note 16]	—	262,199
Operating lease liability - Current portion [Note 16]	83,196	—
Settlement payable - Current portion [Note 9]	90,000	—
Total current liabilities	4,873,428	5,134,909

Long term liabilities
Deferred rent - Non-current portion [Note 16]	—	1,346,831
Convertible promissory notes, net - Non-current portion [Note 17]	—	47,619
Operating lease liability - Non-current portion [Note 16]	1,622,366	—
Warrant liability [Notes 18 and 20]	2,948,024	6,146,116
Settlement payable - Non-current portion [Note 9]	10,000	—
Payable to related parties - Non-current portion, net [Note 14]	7,103,325	—
Total long term liabilities	11,683,715	7,540,566
Total liabilities	16,557,143	12,675,475

Contingencies and commitments [Note 19]	—	—

Stockholders' (deficiency) equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at December 31, 2020 (1,000,000 shares outstanding as at December 31, 2019) [Note 18]	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 573,277,094 common shares outstanding as at December 31, 2020 (571,145,968 common shares outstanding as at December 31, 2019) [Note 18]	57,328	57,113
Stock subscription receivable [Note 18]	—	(220,000)
Shares to be issued [Note 18]	192,121	611,621
Additional paid-in capital	23,940,696	23,699,888
Accumulated deficit	(26,536,495)	(19,462,624)
Accumulated comprehensive loss	(1,174,969)	(897,077)
Total stockholders' (deficiency) equity	(3,521,219)	3,789,021
Total liabilities and stockholders' (deficiency) equity	13,036,723	16,464,496

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the
	year ended	year ended
	December 31, 2020	December 31, 2019
	$	$
REVENUE	30,000	—
COST OF GOOD SOLD	(25,000)	—
Gross profit	5,000	—

OPERATING EXPENSES

Advisory and consultancy fee	69,466	639,611
Management services fee	286,978	1,481,284
Salaries and wages	175,509	1,333,729
Legal and professional fees	477,539	364,421
Rent and utilities	—	183,105
Advertising and promotion	299	42,053
Amortization and depreciation expense	292,944	111,081
Operating lease expense [Note 16]	130,180	—
Office and general	136,462	534,671

Total operating expenses	1,569,377	4,689,955

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability	(3,228,622)	(407,999)
Loss on forgiveness/settlement of debt	3,347,630	1,428,282
Interest and bank charges	514,028	85,553
Exchange loss	168,034	418,940
Day one interest expense	—	18,395
Accretion expense	27,704	367,585
Other income	(7,880)	(7,520)
Allowance for sales tax recoverable	7,119	(63,653)
Impairment of inventory [Note 8]	—	202,594
Impairment of intangible asset [Note 9]	—	2,149,613
Impairment of goodwill [Note 12]	4,413,742	1,485,925
Share of losses from joint venture [Note 11]	248,685	—
Debt issuance cost [Note 14]	19,054	—

Total other expenses	5,509,494	5,677,715
Net loss before income taxes	(7,073,871)	(10,367,670)
Income taxes [Note 21]	—	—
Net loss	(7,073,871)	(10,367,670)

Foreign currency translation adjustment	(277,892)	(502,589)
Comprehensive loss	(7,351,763)	(10,870,259)

Loss per share - basic and diluted	(0.012)	(0.025)
Weighted average shares - basic and diluted	566,883,437	410,383,534

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		Subscription	paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	capital	deficit	Income	Total
		$		$		$		$	$		$
As at December 31, 2018	1,000,000	100	93,624,289	9,362	40,702,532	1,359,349	(220,319)	11,346,467	(9,094,954)	(55,881)	3,344,124

Shares issued as consideration for management and consulting services [Note 18]	—	—	18,334,850	1,833	—	—	—	2,005,496	—	—	2,007,329

Shares issued on conversion of convertible promissory notes [Note 17 and 18]	—	—	13,718,099	1,371	—	—	—	226,890	—	—	228,261

Shares issued for acquisition of subsidiary [Note 12]	—	—	30,407,712	3,041	—	—	—	4,059,803	—	—	4,062,844

Shares issued as consideration for private placement [Note 18]	—	—	414,811,018	41,481	(40,875,940)	(1,281,616)	220,319	11,042,518	—	—	10,022,702

Effect of change in functional currency [Note 18]	—	—	—	—	—	—	—	339,007	—	(338,607)	400

Shares issued as consideration for consideration of the intellectual property rights [Note 18]	—	—	250,000	25	(250,000)	(27,000)	—	26,975	—	—	—

Shares to issue as consideration for intangible assets [Note 9]	—	—	—	—	3,500,000	260,050	—	—	—	—	260,050

Cancellation of shares [Note 18]	—	—	—	—	—	220,000	(220,000)	—	—	—	—

Shares issued on settlement of debt [Note 12 and 18]	—	—	—	—	930,240	80,838	—	—	—	—	80,838

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	798,848	—	—	798,848

Net loss	—	—	—	—	—	—	—	—	(10,367,670)	—	(10,367,670)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(502,589)	(502,589)

As at December 31, 2019 (Reported)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

Reclassification of warrant liability [Note 20]	—	—	—	—	—	—	—	(6,146,116)	—	—	(6,146,116)

As at December 31, 2019 (Restated)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	23,699,888	(19,462,624)	(897,077)	3,789,021

Cancellation of shares [Note 18]	—	—	(11,000,000)	(1,098)	—	—	220,000	(218,902)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 18]	—	—	—	—	62,496	803	—	—	—	—	803

Shares to issue as consideration for intangible assets [Note 9]	—	—	—	—	(3,500,000)	(260,050)	—	—	—	—	(260,050)

Shares issued on conversion of convertible promissory notes [Note 18]	—	—	3,131,126	313	—	—	—	40,457	—	—	40,770

Correction to the amount of shares to be issued for past private placements [Note 18]	—	—	—	—	1,241,847	(160,253)	—	160,253	—	—	—

Shares and warrants issued pursuant to debt purchase and assignment agreement [Note 14 and 18]	—	—	10,000,000	1,000	—	—	—	259,000	—	—	260,000

Net loss	—	—	—	—	—	—	—	—	(7,073,871)	—	(7,073,871)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(277,892)	(277,892)

As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2020	December 31, 2019
	$	$
OPERATING ACTIVITIES

Net loss for the year	(7,073,871)	(10,367,670)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(3,228,622)	(407,999)
Loss on forgiveness	3,347,630	1,428,282
Day one interest expense	—	18,395
Accretion expense	27,704	367,585
Shares and warrants issued/to be issued for advisory and other services	5,781	636,000
Allowance for sales tax recoverable	7,119	(63,653)
Amortization and depreciation expense	292,944	111,081
Deferred rent	—	335,416
Operating lease expense	289,083	—
Investment loss from joint venture	248,685	—
Debt issuance cost	19,054	—
Impairment of inventory	—	202,594
Impairment of intangibles	—	2,149,613
Impairment of goodwill	4,413,742	1,485,925

Changes in operating assets and liabilities:
Change in inventory	25,000	—
Change in prepaid asset	(7,982)	(1,751)
Change in sales tax recoverable	(43,382)	254,612
Change in other assets	—	31,496
Change in other receivable	(74,620)	—
Change in accounts payable and accrued liabilities	642,242	(1,695,182)
Change in operating lease liability, net	(323,676)	—
Net cash used in operating activities	(1,433,169)	(5,515,256)

INVESTING ACTIVITIES
Cash acquired upon acquisition	—	18,961
Amount invested on fixed assets/capital work in progress	(42,505)	(3,510,401)
Purchase of intangible assets	—	(308,139)
Investment in joint venture	(933,850)	—
Net cash used in investing activities	(976,355)	(3,799,579)

FINANCING ACTIVITIES
(Repayment) utilization of bank overdraft facility	(43,001)	45,836
Proceeds from loans from related parties	3,467,676	—
Settlement of related party loan	(251,213)	—
Loan to joint venture	(249,978)	—
Repayment of shareholder advances	—	(203,945)
Shareholder advances	—	224,252
Proceeds from issuance of promissory notes	—	271,300
Settlement of promissory notes	(221,693)	(570,892)
Proceeds from private placements	—	9,210,387
Payment for settlement payable	(130,000)	—
Net cash provided by financing activities	2,571,791	8,976,938

Net increase (decrease) in cash and restricted cash during the year	162,267	(337,897)
Effect of foreign currency translation	8,875	44,946
Cash and restricted cash, beginning of year	10,487	303,438
Cash and restricted cash, end of year	181,629	10,487

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	40,770	228,261
Shares issued as consideration for services	803	1,959,329
Shares issued as consideration for acquisition	—	3,284,033

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	266,018	22,399
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2020 AND 2019

1.	NATURE OF OPERATIONS

Target Group Inc. (“Target Group” or “the Company”) was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Target Group Inc. is a diversified and vertically integrated, progressive company with focus on both national and international presence. The Company owns and operates Canary Rx Inc, Canadian licensed producer, regulated under The Cannabis Act. Canary Rx Inc, operates a 44,000 square foot facility located in Norfolk County, Ontario, and has partnered with Dutch breeder, Serious Seeds, to cultivate exclusive & world class proprietary genetics. The Company has begun structuring multiple international production and distribution platforms and intends to continue rapidly expanding its global footprint as it focuses on building an iconic brand portfolio whose focus aims at developing cutting edge Intellectual Property among the medical and recreational cannabis markets. Target Group is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall consumer experience.

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current year end, the company has produced and sold cannabis products in the amount of $108,930 through its investment in a joint venture.

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

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

During the year ended December 31, 2020, the equipment to Nabis has been shipped and the Company has provided Nabis an additional 360 days before invoicing Nabis for the equipment. Once when the additional period has passed, the Company will invoice Nabis. Additionally, the first quarter of the Nabis agreement minimums were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market.

Due to financial strain and difficulties during the pandemic Nabis was forced to restructure their company in its entirety. This has caused strain on the financial position of Nabis and has affected their ability to fulfill their commitments in the agreement signed with CannaKorp. At this time, the partnership has since been terminated and all of CannaKorp’s CannaMatic machinery has now been sent back to CannaKorp. As of the date of this report, the Company does not have any operations, employees or corporate offices based in United States.

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,277,660, (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,325,240 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As at December 31, 2020, $78,540 (CAD $100,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $887,502 (CAD $1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;

b)	In the second year of the Term, Canary will pay CLI the greater of $1,649,340 (CAD $2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,528,988 (CAD $3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of the such payments owing for such third year;

d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,419,032 (CAD $3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $78,540 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 14 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on straight line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

2.	BASIS OF PRESENTATION AND CONSOLIDATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Visava Inc. and CannaKorp, Inc. Significant intercompany accounts and transactions have been eliminated upon consolidation.

3.	GOING CONCERN

The Company has minimal revenue since inception to date and has sustained operating losses during the year ended December 31, 2020. The Company had working capital deficit of $4,118,770 and an accumulated deficit of $26,536,495 as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2020 and 2019.

Restricted cash represents deposits made to the Company’s bank as a requirement to use the bank’s credit card which not available for immediate or general business use.

ACCOUNT RECEIVABLE

Account receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Account receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of December 31, 2020, the Company expects to collect these balances completely and therefore has not created any allowance for it.

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

FIXED ASSETS

Fixed assets are reported at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets, commencing when the assets become available for productive use, based on the following estimated useful lives:

Depreciation is calculated using the following terms and methods:

Furniture & office equipment	Straight-line	7 years
Machinery & equipment	Straight-line	3-5 years
Software	Straight-line	3 years
Leasehold improvements	Straight-line	Lease period

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

The Company generated revenue of $30,000 during year ended December 31, 2020 as compared to $nil revenue during year ended December 31, 2019. The revenue represents the sale of Wisp™ vaporizer and pod units and since the customer have received the units and there are no further obligations as per the agreement, revenue was recognized.

In addition, Canary generated revenue of $108,930 (though its investment in JVCo) during the quarter end of December 31, 2020 and is represented as share of losses from joint venture on the consolidated statement of operations. The entire revenue was sold to one customer. The revenue represents the sale of cannabis product. Since the customer have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 11 for additional details.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have a cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2020 and 2019.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

LOSS PER COMMON SHARE

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per common share reflect the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Convertible promissory notes, warrants and preferred stock as at December 31, 2020 are likely to be converted into shares of common stock, however, due to losses, their effect would be antidilutive. Refer to Note 18 for further details.

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

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

MARKETING EXPENSES

Marketing, advertising and promotion expenditures are expensed in the annual period in which the expenditure is incurred.

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

The estimated fair value of cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes are valued Level 3, refer to Note 17 for further details.

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

The Company monitors equity method investments for impairment and record reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded impairment losses related to our equity method investments of $nil during the year ended December 31, 2020.

5.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company qualifies as an “emerging growth company” (EGC) under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, management can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The management has elected to take advantage of the benefits of this extended transition period.

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

The Company has elected certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2020, including the package of practical expedients. The election of the package of practical expedients resulted in the Company not reassessing prior conclusions under ASC 840 related to lease identification, lease classification and initial direct costs for expired and existing leases prior to January 1, 2020. The Company elected the practical expedient to not record short-term leases on its consolidated balance sheet. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated results of operations or cash flows. See Note 16 for additional information.

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

In June 2018, the FASB issued an accounting pronouncement (FASB ASU 2018-07) to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted (for “emerging growth company” beginning after December 15, 2019). The Company has adopted this standard effective from January 1, 2020 and the adoption of this standard did not have any significant impact on the consolidated financial statements.

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

6.	PREPAID ASSET

At December 31, 2020, the Company had prepaid expenses of $46,775 compared to $37,702 as at December 31, 2019. The balance represents the security deposit for the leased land of the subsidiary’s facility.

7.	SALES TAX RECOVERABLE

At December 31, 2020, the Company had $95,386 of gross sales tax recoverable compared to $48,744 as at December 31, 2019. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance in the amount of $19,924 (2019: $12,186) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

8.	INVENTORY

At December 31, 2020, the inventory in the amount of $99,000 (2019: $124,000) consists of finished goods and is held at a third-party location as at December 31, 2020.

During the year ended December 31, 2019, the Company recorded a write-down of inventory to its net realizable value, in the amount of $51,640 due to decrease in inventory value and recorded an impairment in the amount of $150,954 due to obsolete inventory bringing the total inventory impairment amounting to $202,594.

In addition, the inventory in the amount of $99,000 (2019: $124,000) is secured against the loan provided by a related party and the Company’s shareholder. Refer to Note 14 for further details.

9.	INTANGIBLE ASSETS

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement granted the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license were ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off in the amount of $2,149,613 based on management’s review and evaluation of its recoverability.

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

The Company’s subsidiary, Canary, initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. During the year ended December 31, 2020, the Company has capitalized $42,505 (2019: $3,510,401) in payments to multiple vendors for the upgrade and renovation of the facility.

On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). It has recorded depreciation expense of $225,585 during the year ended December 31, 2020 (2019: $nil).

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the year and accordingly, has recorded depreciation expense of $78,618 during the year ended December 31, 2020 (2019: $29,025).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture & fixture	Machinery & Equipment	Software	Leasehold improvements	Total
	$	$	$	$	$
Cost	757,797	772,306	43,643	7,141,818	8,715,564
Accumulated depreciation	(31,892)	(652,417)	(41,483)	(195,774)	(921,567)
	725,905	119,889	2,160	6,946,044	7,793,997

11.	JOINT VENTURE

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

Under the Joint Venture, JVCo is permitted to use a portion, consisting of seven (7) rooms of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $942,480 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from effective date, and is be secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As at December 31, 2020, the loan advanced amounts to $263,109 (CAD $335,000) and interest income charged for the year ended in amount of $8,074 (CAD $10,280) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of the same amount is included in receivable from joint venture on the consolidated balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. As at December 31, 2020, the total eligible recoverable expenses were $1,123,731 (CAD $1,430,776) leading to a recoverable amount of $1,091,834 (CAD $1,390,163). The JVCo recorded sales of $108,930 (CAD $138,694) during the quarter end of December 31, 2020. The entire revenue was sold to one customer.

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), in accordance with the following order of priority:

a)	First, the payment of recoverable expenses, explained below;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provide by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, on a monthly basis, as follows:
(i)	For the first two (2) years following execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

The net equity of the JVCo as at December 31, 2020 was negative $523,496 (CAD $666,534) resulting in a loss of equity for $261,748 (CAD $333,267). The JV had liabilities of $1,363,018 (CAD $1,735,444) and assets of $839,522 (CAD $1,068,910).

12.	GOODWILL

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

During the year ended, December 31, 2020, the Company identified circumstances which would call for evaluation of goodwill impairment and therefore impaired the remaining balance of goodwill related to the CannaKorp to $nil.

Refer to Note 18 for details on warrants.

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

Refer to Note 18 for details on warrants.

During the year ended December 31, 2020 and 2019, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $1,809,120 as at December 31, 2020, primarily represents consulting and construction services related to capital work in progress amounting to 141,935, interest on promissory notes and loans amounting to $403,865, and outstanding plus accrued professional fees of $1,002,098.

Accounts payable amounting to $2,494,588 as at December 31, 2019, primarily represents consulting and construction services related to capital work in progress amounting to $1,079,498, interest on promissory notes and loan amounting to $53,945, and outstanding plus accrued professional fees of $951,000.

14.	RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2020, the Company expensed $286,978 (December 31, 2019: $1,481,284) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as at December 31, 2020 in the amount of $9,934,960 (December 31, 2019: $431,660) is below:

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,277,660, (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,325,240 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As at December 31, 2020, $78,540 (CAD $100,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

The Canary debt owed to CLI from Canary bears an interest at 5% per annum and matures on August 14, 2025. The repayment of the debt is guaranteed by the Company and its subsidiaries plus secured by a general security interest in the assets of the Company and its subsidiaries and a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp Inc. held by the Company. In addition to the above, CLI has been granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary. Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary. Interest expense charged for the year ended in amount of $158,411 (CAD $201,694) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest of same the amount is included in accounts payable and accrued liabilities on the consolidated balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2021	$1,031,320
2022	$1,676,423
2023	$2,244,683
2024	$2,144,931
2025	$1,227,883
Total	$8,325,240
Current portion	$(1,031,320)
Non-current portion	$7,293,920

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $78,540 (CAD $100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 18 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $263,495. This debt issuance cost will be amortized over the term of the debt on straight line basis. As at December 31, 2020, the balance is $243,440 of which $52,845 is current while $190,595 is non-current.

Shareholder loan

On December 20, 2019, one of the Company’s shareholders provided a loan up to $785,400 (CAD $1,000,000). The loan bears an annual interest rate of 16%, is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures in one year that is December 20, 2020. During the year ended December 31, 2020, the loan maximum was increased by $785,400 (CAD $1,000,000). This additional loan bears an annual interest rate of 43% and has a lender fee of 10%. Due to above amendment, the maximum loan which the company can borrow is $1,570,800 (CAD $2,000,000) which is also the outstanding balance as at December 31, 2020. Interest expense charged for the year ended in amount of $336,503 (CAD $428,448) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $196,257 (CAD $249,882) is included in accounts payable and accrued liabilities on the consolidated balance sheet.

Shareholder promissory note

Effective April 20, 2020, the Company issued its promissory note (“Note”) to one of the Company’s shareholders in the principal amount of $236,993. The Note contained an original issue discount of $15,300 resulting in net proceeds to the Company of $221,693. The Note carried interest at the rate of 12% per annum and the note matured on April 20, 2021. During the quarter ended, September 30, 2020, the Company paid the outstanding balance and accrued interest in full, in the amount of $251,213.

Outstanding management service fee

The balance owing to key officers of the Company is $217,359 (December 31, 2019: $134,580). The outstanding balance are primarily outstanding management service fee. During the year ended December 31, 2020, nil shares (December 31, 2019: 17,834,850 shares) were issued for these services performed as of and for the year ended December 31, 2020.

Balances outstanding related to subsidiaries

On February 22, 2020, Randal MacLeod, who is shareholder in the Company and former President of the subsidiary, Visava terminated his employment agreement and during the year ended December 31, 2020, $54,307 (December 31, 2019: $196,991) was paid as remuneration for management services included in salaries and wages. As at December 31, 2020, the balance owing is $nil (December 31, 2019: $18,582).

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company's subsidiary, CannaKorp. Total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as at December 31, 2020 and 2019, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000.

During the year ended December 31, 2020, the Company has purchased $nil of consulting services from GTA Angel Group which is partially owned by the Company’s CEO’s brother. The balance outstanding as at December 31, 2020 is $26,625 and is included in accounts payable and accrued liabilities.

During the year ended December 31, 2020, the Company has purchased consulting services amounting to $14,782 from BaK Consulting which is owned by one of the Company’s director. The balance outstanding as at December 31, 2020 is $nil.

During the year ended December 31, 2020, the Company leases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of directors and rent payments amounted to $25,600. The outstanding balance as at December 31, 2020 is balance of $5,379.

15.	SHAREHOLDER ADVANCES AND RECEIVABLE

Shareholder advances represent expenses paid by the owners from personal funds. The amount is non-interest bearing, unsecured and due on demand. The amount of advance as at December 31, 2020 and 2019 were $nil while the amount of receivable as at December 31, 2020 and 2019 were $nil and $2,025, respectively. The amounts repaid during the year ended December 31, 2020 and 2019 were $nil and $203,945, respectively. During the year ended December 31, 2020 and 2019, $nil and $133,423 was settled through issuance of shares of common stock. Refer to Note 14 for details.

16.	OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITY

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2020, the effective date. The Company made an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less.  The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components is recognized when the obligation is probable.

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating lease. Upon adoption of ASC 842, the Company recognized $1,773,600 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,641,424 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

The Company is a party to a 5-year lease agreement (initiated on September 2018) with respect to its office premises. Total minimum rent for the premises is $872 (CAD $1,100) plus applicable taxes per month. On the first anniversary date, the minimum rent per month will increase to $894 (CAD $1,138) plus applicable taxes, on the second anniversary date, the minimum rent per month will increase to $915 (CAD $1,166) plus applicable taxes, on the third anniversary date, the minimum rent per month will increase to $937 (CAD $1,193) plus applicable taxes, on the fourth anniversary date, the minimum rent per month will increase to $959 (CAD $1,221) plus applicable taxes.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Craft Cannabis at Scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $27,489 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $737,467 (CAD $988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases were 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

$
2021	344,240
2022	347,834
2023	347,538
2024	343,262
Thereafter	1,889,951
Total lease payment	3,272,825
Less imputed interest	(1,567,263)
Present value of lease liabilities	1,705,562
Current portion	(83,196)
Non-current portion	1,622,366

Below is the reconciliation of the net operating lease presented on the consolidated statement of operations:

For the
year ended
December 31, 2020
$
Gross operating lease expense	289,083
Gross rent and utilities expenses	270,366
Recoverable expenses from JVCo related to rent and utilities	(429,269)
130,180

As explained in Note 11, the JVCo reimburses certain percentage of gross expenses incurred by Canary which includes rent and utilities. Due to this unique circumstance and since operating lease expense are related to rent expenses, the Company has decided to group the operating lease expenses, all lease related expenses and the recoverable amount from JVCo to show a net operating lease expense.

17.	CONVERTIBLE PROMISSORY NOTES

Below lists the convertible promissory notes the Company has issued:

Convertible promissory note issued on October 18, 2019, amounting to $168,300 (Note R).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was April 18, 2021.

2.	Interest on the unpaid principal balance of this Note accrued at the rate of 12% per annum.

3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 75% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company was not obligated to accept any conversion request before six months from the date of the note.

5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the quarter ended June 30, 2020, the Company settled the outstanding balance of Note R in full with a cash payment and recorded a loss of $43,156 as settlement of debt in the consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible promissory note issued on February 16, 2019, amounting to $103,000 (Note Q).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was August 16, 2020.

2.	Interest on the unpaid principal balance of this Note accrued at the rate of 12% per annum.

3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 61% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company was not obligated to accept any conversion request before six months from the date of the note.

5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the quarter ended June 30, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $35,173 as settlement of debt in the consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible promissory note issued on December 24, 2018, amounting to $83,000 (Note P).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was June 24, 2020.

2.	Interest on the unpaid principal balance of this Note accrued at the rate of 12% per annum.

3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 61% of the average of the three (3) lowest trading price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company was not obligated to accept any conversion request before six months from the date of the note.

5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the quarter ended June 30, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $36,085 as settlement of debt in the consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible promissory note issued on November 28, 2018, amounting to $75,000 (Note O).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was November 28, 2019.

2.	Interest on the unpaid principal balance of this Note accrued at the rate of 10% per annum.

3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 52% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the quarter ended June 30, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $27,526 as settlement of debt in the consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible promissory note issued on September 5, 2018, amounting to $103,000 (Note N).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was December 5, 2019.

2.	Interest on the unpaid principal balance of this Note accrued at the rate of 12% per annum.

3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 61% of the average of the three (3) lowest trading price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	The Company was not obligated to accept any conversion request before six months from the date of the note.

5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the quarter ended March 31, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $27,368 as settlement of debt in the consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible promissory note issued on August 9, 2018, amounting to $65,000 (Note M).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was September 9, 2019.

2.	Interest on the unpaid principal balance of this Note accrued at the rate of 10% per annum.

3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the quarter ended March 31, 2019, the Company settled the outstanding balance in full with a cash payment and recorded a loss of $23,342 as settlement of debt in the consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible promissory note issued on January 16, 2018, amounting to $28,000 (Note L).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was October 30, 2018.

2.	Interest on the unpaid principal balance of this Note accrues at the rate of 12 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2017, the Company issued convertible promissory notes, details of which are as follows:

Convertible Redeemable note issued on November 28, 2017, amounting to $33,000 (Note K).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was March 10, 2019.

2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion. During June 2018, an amendment to the note was executed where by the conversion price was fixed at $0.0151 per share.

4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Convertible promissory note issued on January 31, 2017 amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was November 5, 2017

2.	Interest on the unpaid principal balance of this note accrued at the rate of 12% per annum.

3.	In the event the Note holder exercised the right of conversion, the conversion price would be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.

4.	As maturity date has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

The Company converted the outstanding principal and accrued interest balance of Note I during quarter ended June 30, 2020.

Convertible Redeemable notes issued on October 18, 2016, amounting to $100,000 and $25,000 (Notes F and G).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was July 18, 2017.

2.	Interest on the unpaid principal balance of this Note accrues at the rate of 7 % per annum.

3.	In the event the Note holder exercises the right of conversion, the conversion price will be equal to 57.5% of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.

4.	As maturity dates has passed, the Company is now obligated to accept all conversion requests on the note.

5.	Conversion is limited to the holder beneficially holding not more than 9.99% of the Company’s then issued and outstanding common stock after the conversion.

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

Interest amounting to $12,182 was accrued for the year ended December 31, 2020 (2019: $75,348).

Principal amount outstanding as at December 31, 2020 and 2019 was $3,128 and $200,488, respectively. As at December 31, 2020, the entire balance was current while in comparison, as at December 31, 2019, $32,188 is current portion while $168,300 is the non-current portion.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2020, holders of convertible promissory notes converted principal and interest amounting to $29,060 and $11,710, (2019: $159,908 and $77,353), respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2019	Conversions / Redemption during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at December 31, 2020
	$	$	$	$	$
Note D	1,257	—	—	(191)	1,066
Note F	9,864	—	—	(2,000)	7,864
Note G	3,583	—	—	(726)	2,857
Note I	32,049	(20,639)	—	(11,410)	—
Note K	783	—	—	(502)	281
Note R	103,298	(91,009)	—	(12,289)	—
	150,834	(111,648)	—	(27,118)	12,068

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model.  Following assumptions were used to fair value these notes as at December 31, 2020:

•	Projected annual volatility of 182.3%;
•	Risk free interest rate of 0.06%;
•	Stock price of $0.014;
•	Liquidity term of 0.25 years;
•	Dividend yield of 0%; and
•	Exercise price of a range between $0.0055 to $0.0151.

18.	STOCKHOLDERS’ EQUITY

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

Capitalization

The Company is authorized to issue 850,000,000 shares of common stock, par value $0.0001, of which 573,277,094 shares are outstanding as at December 31, 2020 (at December 31, 2019: 571,145,968 shares of common stock issued and outstanding). The Company is also authorized to issue 20,000,000 shares of preferred stock, par value $0.0001, of which 1,000,000 shares were outstanding as at December 31, 2020 and 2019.

As of December 31, 2020, convertible notes, warrants and preferred stock warrants outstanding could be converted into 6,928,486 (2019: 27,535,127), 364,891,384 (2019: 412,654,530) and 100,000,000 (2019: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, majority of the warrants are unlikely to be exercised due to the depressed share price.

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

As explained in Note 14, during the quarter ended September 30, 2020, the Company issued 10,000,000 shares of common stock to a director of the company pursuant to Amendment to the Debt Purchase and Assignment Agreement (“Agreement”) with CLI. These were recorded at fair value of $130,000, based on the market price of the Company’s stock on the date of agreement. In addition, 26,040 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $353, based on the market price of the Company’s stock on the date of agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid in capital once the shares are issued. In addition, CLI purchased 500,000 shares of the Company’s Series A Preferred Stock from a director of the company, Rubin Schindermann, thus gaining voting control.

During the quarter ended December 31, 2020, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $215, based on the market price of the Company’s stock on the date of agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid in capital once the shares are issued.

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

Settlement of CannaKorp's loans	930,240	$80,838	Refer Note 14 for details.
Agreement with Serious Seeds	62,496	$803	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
License Agreement with cGreen	–	$–	During the period ended June 30, 2020, 6,500,000 shares with a fair value of $482,950 to be issued in connection with License Agreement with cGreen (as explained in detail in annual year ended December 31, 2019 10-K) were transferred to equity. However, upon execution of the settlement agreement as detailed in Note 1, these shares were no longer required to be issued due to the termination of the License Agreement.
	1,811,175	$192,121

Warrants

As further explained in Note 20, the warrants (with exercise price in United States Dollar) were re-classified as liability as at December 31, 2019 and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

	As at December 31, 2020	As at September 30, 2020	As at June 30, 2020	As at March 31, 2020	As at December 31, 2019
Forfeiture rate	0%	0%	0%	0%	0%
Stock price	$0.014 per share	$0.011 per share	$0.018 per share	$0.010 per share	$0.020 per share
Exercise price	$0.023 to $0.200 per share	$0.023 to $0.200 per share	$0.023 to $0.200 per share	$0.023 to $0.200 per share	$0.023 to $0.200 per share
Volatility	238% to 293%	244% to 306%	215% to 298%	195% to 286%	170% to 382%
Risk free interest rate	0.13% to 2.48%	0.13% to 2.48%	0.16% to 2.66%	0.23% to 2.66%	1.58% to 2.66%
Expected life	0.15 to 1.93 years	0.01 to 1.93 years	0.01 to 2.12 years	0.24 to 2.37 years	0.49 and 2.66 years
Expected dividend rate	0%	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2020

	During quarter ended December 31, 2020	During quarter ended September 30, 2020	During quarter ended June 30, 2020	During quarter ended March 31, 2020
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.012 to $0.014 per share	$0.008 to $0.018 per share	$0.008 per share	$0.010 to $0.014 per share
Exercise price	$0.200 per share	$0.037 to $0.200 per share	$0.200 per share	$0.150 to $0.200 per share
Volatility	293%	295% to 753%	305%	312%
Risk free interest rate	0.14% to 0.16%	0.11% to 0.27%	0.27%	1.61%
Expected life	2	2 to 5 years	2 years	2 years
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$545	$132,357	$177	$3,137

2019

	During quarter ended December 31, 2019	During quarter ended September 30, 2019	During quarter ended June 30, 2019	During quarter ended March 31, 2019
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.087 per share	$0.067 to $0.110 per share	$0.080 to $0.149 per share	$0.080 to $0.120 per share
Exercise price	$0.150 per share	$0.05 to $0.150 per share	$0.023 to $0.200 per share	$0.050 per share
Volatility	312%	606% to 671%	605% to 679%	690%
Risk free interest rate	2.27%	1.53% to 2.51%	1.69% to 2.54%	2.26% to 2.60%
Expected life	2 years	2 and 3 years	2 and 3 years	3 years
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$78,006	$830,890	$8,873,292	$23,305,826

Breakdown of warrants outstanding as at December 31, 2020 and 2019 are details below:

	Warrants outstanding as at December 31, 2020	Warrants outstanding as at December 31, 2019	Remaining contractual life term as at December 31, 2020 (years)	Remaining contractual life term as at December 31, 2019 (years)
Acquisition of Canary	─	25,000,000	N/A	0.59
Acquisition of CannaKorp	7,211,213	7,211,213	0.16	1.16
Private placements	346,233,258	375,809,374	0.15 to 1.62	0.49 to 2.62
Settlement of CannaKorp loans	930,240	930,240	0.24	1.24
Serious Seeds	416,671	416,671	1.01 to 1.26	N/A
CLI	10,100,002	─	4.62	N/A
Total	364,891,384	409,367,498

During year ended December 31, 2020, 54,576,116 warrants expired (related to private placements and acquisition of Canary).

19.	CONTINGENCIES AND COMMITMENTS

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,649,340 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal. A settlement was reached in the amount of $5,792 (CAD $7,375) which were due within 30 days of the execution of the settlement agreement. During the quarter ended June 30, 2020, the Company has paid the settlement amount in full.

During the year ended December 31, 2019, a terminated employee of Canary had delivered a demand letter claiming wrongful dismissal plus unpaid wages, expenses and vacation pay for a minimum amount of $54,516 (CAD $69,412). During quarter ended June 30, 2020, the Company settled with the employee in the amount of $7,495 (CAD $9,543).

A complaint for damages in the amount of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of the CannaKorp for outstanding professional fees. No claim has been registered and is working with management for a settlement. The Management are of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As at December 31, 2020, $188,865 has been recorded in the CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

In April 2020, an employee of Canary, who had previously resigned from the company, filed a claim that their bonus, that had been promised in their employment agreement was unpaid and had filled a claim with the Ministry of Labour in Ontario. While the Ministry of Labour deemed the bonus owed as a valid payment, the matter has since progressed to the Ontario Labour Relations Board (OLRB) in which the company is disputing this bonus due to several contractual factors that the company believes will allow this ruling to be overturned and revised in the company’s favor. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages in the amount of $1,463,047 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management are of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As at December 31, 2020, $11,540 has been recorded in the Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages in the amount of $102,713 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management are of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As at December 31, 2020, $108,503 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses.

During the year ended December 31, 2020, the pandemic did not have a material impact on the Company’s operations. As at December 31, 2020, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

Due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on the Company’s business, balance sheet and operating results in the future. In addition, it is possible that estimates in the Company’s financial statements will change in the near term as a result of COVID-19 and the effect of any such changes could be material, which could result in, among other things, impairment of long-lived assets including goodwill. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) month following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds B.V. will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As at December 31, 2020, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

20.	RESTATEMENT

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

As a result of this restatement, the following line items were restated in the comparative balance sheet as at December 31, 2019:

	Balance as previously reported	Adjustments	Restated balance
	$	$	$
Warrant liability	—	6,146,116	6,146,116
Total liability	6,529,359	6,146,116	12,675,475

Additional paid-in capital	29,846,004	(6,146,116)	23,699,888
Total equity	9,935,137	(6,146,116)	3,789,021

21.	INCOME TAXES

Income taxes

The Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 reduces the US federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2020, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

The provision for income taxes is calculated at US corporate tax rate of approximately 21% (2019: 21%) as follows:

	2020	2019
	$	$
Expected income tax recovery from net loss	1,485,513	2,177,211
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	(32,473)	(693,407)
Change in valuation allowance	(1,453,040)	(1,483,804)
	—	—

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

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
	$	$
Tax effect of NOL Carryover	3,500,297	2,047,257
Less valuation allowance	(3,500,297)	(2,047,257)
	—	—

At December 31, 2020, the Company performed a comprehensive analysis of its tax estimates and revised comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carry forwards of approximately $16,668,080 (2019: $9,748,843) that may be offset against future taxable income from the year by 2040. No tax benefit has been reported in the December 31, 2020 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

22.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 30, 2021, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective at December 31, 2020.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Anthony Zarcone	47	Chief Executive Officer and Director

Barry Alan Katzman	61	Director

Saul Niddam	64	Director

Frank Monte	62	Director

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

Delinquent Section 16(a) Reports

There are no delinquent Section 16 (a) reports by those persons required to file under Section 16 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to our officers, directors and employees including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code will be provided to any person upon request, without charge. A request for a copy of the Code should be addressed in writing to the Company at 20 Hempstead Drive, Hamilton, Ontario, Canada L8W 2E7.

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

The Company accrues management fee amounting to $100,737 (CAD $135,000) for Anthony Zarcone. During the year ended December 31, 2020, CL Investors, a related company, purchased 500,000 shares of the Company’s Series A Preferred Stock from Rubin Schindermann, a former director of the Company, in consideration of the payment by CLI to Rubin Schindermann of $78,540 (CAD $100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. Refer to additional details in Note 14 of the consolidated financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 30, 2021 regarding the beneficial ownership of our Common Stock by (i) our named executive officer, and (ii) each of our directors, (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

Name and Address of Beneficial Owner	Position	Common shares beneficially owned		Percent of Common shares beneficially owned (1)
Anthony Zarcone 20 Hempstead Drive, Hamilton, Ontario, Canada L8W 2E7	Chief Executive Officer and Director	10,259,300	(2)	1.79%
Barry Alan Katzman 20 Hempstead Drive, Hamilton, Ontario, Canada L8W 2E7	Director	-		*
Saul Niddam 20 Hempstead Drive, Hamilton, Ontario, Canada L8W 2E7	Director	1,666,687		*
Frank Monte 20 Hempstead Drive, Hamilton, Ontario, Canada L8W 2E7	Director	8,148,104		1.42%
Oakland Family Trust 3448 Lakeshore Road, Burlington, Ontario, Canada L7N 1B3		50,129,355		8.74%
Godino Holdings Inc. 49 George Crescent, Caledon Ontario, Canada L7C 1G3		29,375,922		5.12%

Total owned by officers and directors		20,074,091		3.50%

* indicates less than 1%.

(1)	Based on 573,277,094 shares outstanding as of the date of this Report.

(2)	9,259,300 shares are held by The PJB Trust of which Anthony Zarcone is the Trustee.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Of our current directors, only Frank Monte is considered “independent directors” because he is not an executive officer of the Company or any of its subsidiaries. Barry Katzman is not considered independent because he is the chairman of the Joint Venture (JVCo)’s board where Canary hold 50% of the voting equity interest in JVCo. Saul Niddam is not considered independent because he is the sole executive officer and director of CannaKorp. Inc., the Company’s wholly-owned subsidiary. In determining whether a director is “independent”, the Company’s follows the criteria established by NASDAQ.

Certain Relationships and Related Transactions

Effective December 20, 2019, Jerry Zarcone, the brother of Anthony Zarcone, the Chief Executive Officer (CEO) and a director of the Company, entered into a loan agreement with the Company pursuant to which Jerry Zarcone agreed to loan the Company up to $785,400 (CAD $1,000,000) for working capital purposes. The loan bears an annual interest rate of 16%, is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures in one year that is December 20, 2020. During the year ended December 31, 2020, the loan maximum was increased by $785,400 (CAD $1,000,000). This additional loan bears an annual interest rate of 43% and has a lender fee of 10%. Due to above amendment, the maximum loan which the company can borrow is $1,570,800 (CAD $2,000,000) which is also the outstanding balance as at December 31, 2020. The full text of the loan agreement is included in this report as Exhibit 10.20, 10.21, 10.22 and 10.23.

Effective April 20, 2020, the Company issued its promissory note (“Note”) to one of the Company’s shareholders, Frank Zarcone, in the principal amount of $236,993. The Note contained an original issue discount of $15,300 resulting in net proceeds to the Company of $221,693. The Note carried interest at the rate of 12% per annum and the note matured on April 20, 2021. During the quarter ended, September 30, 2020, the Company paid the outstanding balance and accrued interest in full, in the amount of $251,213. The full text of the loan agreement is included in this report as Exhibit 10.24.

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,277,660, (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,325,240 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $78,540 (CAD $100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. The full text of the loan agreement is included in this report as Exhibit 10.26 and 10.27.

Item 14. Principal Accounting Fees and Services.

Our auditor, Fruci & Associates II, PLLC, is the registered independent accounting firm.

Audit Fees

We were billed $37,500 and $30,000 for years ended December 31, 2020 and 2019 respectively for professional services rendered for the audit of our consolidated financial statements.

Audit Related Fees

Other audit related fee for years ended December 31, 2020 and 2019 was $20,000 and $12,000, respectively.

Tax Fees

There was no Tax Fees for years ended December 31, 2020 and 2019.

All Other Fees

There were no other fees for years ended December 31, 2020 and 2019.

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

Date: March 30, 2021	TARGET GROUP INC.

	By:	/s/ Anthony Zarcone
Anthony Zarcone
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Anthony Zarcone	Director	March 30, 2021
Anthony Zarcone

/s/ Barry Alan Katzman	Director	March 30, 2021
Barry Alan Katzman

/s/ Saul Niddam	Director	March 30, 2021
Saul Niddam

/s/ Frank Monte	Director	March 30, 2021
Frank Monte