Form 10-Q
period 2021-03-31
Target Group Inc.
filed 2021-05-07
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 7, 2021, the registrant had 573,452,193 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2021	2020
		$	$
		(unaudited)
ASSETS
Current assets
Cash		395,257	172,597
Restricted cash		9,144	9,032
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 3	99,000	99,000
Prepaid asset		47,329	46,775
Sales tax recoverable, net of allowance	Note 4	90,494	75,462
Receivable from joint venture	Note 6	279,165	271,184
Other receivable	Note 8	3,976	78,540
Total current assets		926,433	754,658
Long term assets
Fixed assets	Note 5	8,012,166	7,793,997
Investment in joint venture	Note 6	1,144,537	721,156
Goodwill	Note 7	3,712,112	3,666,364
Operating lease right-of-use assets	Note 9	97,784	100,548
Total long term assets		12,966,599	12,282,065
Total assets		13,893,032	13,036,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft		32,124	1,562
Accounts payable and accrued liabilities		2,129,180	1,809,120
Deferred revenue	Note 1	27,500	42,719
Settlement payable - Current portion	Note 1	90,000	90,000
Payable to related parties, net	Note 8	3,238,257	2,831,635
Operating lease liability - Current portion	Note 9	88,465	83,196
Convertible promissory notes, net	Note 10	480	3,128
Derivative liability	Note 10	27,217	12,068
Total current liabilities		5,633,223	4,873,428

Long term liabilities
Settlement payable - Non-current portion	Note 1	—	10,000
Payable to related parties, net - Non-current portion	Note 8	6,883,280	7,103,325
Operating lease liability - Non-current portion	Note 9	1,618,542	1,622,366
Warrant liability	Note 11	5,025,161	2,948,024
Total long term liabilities		13,526,983	11,683,715
Total liabilities		19,160,206	16,557,143

Contingencies and commitments	Note 13	—	—

Stockholders' equity (deficiency)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at March 31, 2021 and December 31, 2020	Note 11	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 573,452,193 common shares outstanding as at March 31, 2021 573,277,094 common shares outstanding as at December 31, 2020	Note 11	57,345	57,328
Shares to be issued	Note 11	1,097,458	192,121
Additional paid-in capital		23,943,555	23,940,696
Accumulated deficit		(29,226,803)	(26,536,495)
Accumulated comprehensive loss		(1,138,829)	(1,174,969)
Total stockholders' equity		(5,267,174)	(3,521,219)
Total liabilities and stockholders' equity		13,893,032	13,035,924

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the
		three months ended	three months ended
		March 31, 2021	March 31, 2020
		$	$
REVENUE		—	30,000
COST OF GOOD SOLD		—	(25,000)
Gross profit		—	5,000

OPERATING EXPENSES

Advisory and consultancy fee		1,906	44,269
Management services fee		77,943	83,239
Salaries and wages		4,669	138,780
Legal and professional fees		46,424	124,000
Rent and utilities		—	29,520
Advertising and promotion		—	299
Amortization and depreciation expense		241,795	21,989
Operating lease expense	Note 9	(13,045)	84,575
Office and general	Note 6	(18,274)	58,858
Total operating expenses		341,418	585,529

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability		2,091,334	(3,455,325)
Gain on settlement		(15,219)	—
Interest and bank charges		220,997	36,249
Exchange loss		27,380	18,699
Accretion expense		—	12,200
Other income		(4,567)	—
Allowance for sales tax recoverable		4,414	2,624
Share of losses from joint venture	Note 6	11,300	—
Debt issuance cost	Note 8	13,251	—

Total other expenses		2,348,890	(3,385,553)
Net loss before income taxes		(2,690,308)	2,805,024
Income taxes		—	—
Net loss		(2,690,308)	2,805,024

Foreign currency translation adjustment		36,140	(1,039,520)
Comprehensive loss		(2,654,168)	1,765,504

Loss per share - basic and diluted		(0.005)	0.005
Weighted average shares - basic and diluted		573,279,061	566,012,635

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	175,099	17	—	—	—	2,631	—	—	2,648

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	504	—	—	—	—	504

Shares issued on conversion of convertible promissory notes [Note 10 and 11]	—	—	—	—	38,183,326	904,833	—	—	—	—	904,833

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	228	—	—	228

Net loss	—	—	—	—	—	—	—	—	(2,690,308)	—	(2,690,308)

Foreign currency translation	—	—	—	—	—	—	—	—	—	36,140	36,140

As at March 31, 2021	1,000,000	100	573,452,193	57,345	40,010,125	1,097,458	—	23,943,555	(29,226,803)	(1,138,829)	(5,267,174)

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2019 (Reported)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

Reclassification of warrant liability [Note 14]	—	—	—	—	—	—	—	(6,146,116)	—	—	(6,146,116)

As at December 31, 2019 (Restated)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	23,699,888	(19,462,624)	(897,077)	3,789,021

Cancellation of shares [Note 11]	—	—	(11,000,000)	(1,098)	—	—	220,000	(218,902)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	193	—	—	—	—	193

Shares to issue as consideration for intangible assets [Note 11]	—	—	—	—	3,500,000	260,050	—	—	—	—	260,050

Net loss	—	—	—	—	—	—	—	—	2,805,024	—	2,805,024

Foreign currency translation	—	—	—	—	—	—	—	—	—	(1,039,520)	(1,039,520)

As at March 31, 2020	1,000,000	100	560,145,968	56,015	7,522,456	871,864	—	23,480,986	(16,657,600)	(1,936,597)	5,814,768

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2021	March 31, 2020
	$	$
OPERATING ACTIVITIES

Net loss for the period	(2,690,308)	2,805,024

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	2,091,334	(3,455,325)
Accretion expense	—	12,200
Shares and warrants issued/to be issued for services	1,906	193
Allowance for sales tax recoverable	4,414	2,624
Amortization and depreciation expense	241,795	21,989
Operating lease expense	68,058	84,575
Investment loss from joint venture	11,300	—
Debt issuance cost	13,251	—

Changes in operating assets and liabilities:
Change in inventory	—	25,000
Change in prepaid asset	—	(25,334)
Change in sales tax recoverable	(18,411)	(10,504)
Change in other receivable	75,041	—
Change in accounts payable and accrued liabilities	380,059	(249,696)
Change in operating lease liability, net	(83,769)	(80,719)
Net cash provided by (used in) operating activities	79,451	(869,973)

INVESTING ACTIVITIES
Amount invested on fixed assets	(362,665)	—
Investment in joint venture	(422,920)	—
Net cash used in investing activities	(785,585)	—

FINANCING ACTIVITIES
Utilization of bank overdraft facility	30,344	40,847
Proceeds from loans from related parties	—	670,044
Proceeds from private placements	904,833	—
Payment for settlement payable	(10,000)	—
Net cash provided by financing activities	925,177	710,891

Net increase (decrease) in cash and restricted cash during the period	219,043	(159,082)
Effect of foreign currency translation	3,729	183,270
Cash and restricted cash, beginning of period	181,629	10,487
Cash and restricted cash, end of period	404,401	34,675

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	2,648	—
Shares issued as consideration for services	504	193

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	—	—
Cash paid for taxes	—	—

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

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current year end, the company has produced and sold cannabis products in the amount of $197,607 (Year ended December 31, 2020: $108,930) through its investment in a joint venture.

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the CannaKorp shareholders an aggregate of 30,407,412 shares of the Company’s common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company will issue Common Stock Purchase Warrants (“Warrants”) in exchange for all outstanding and promised CannaKorp stock options. The Warrants will grant the holders thereof the right to purchase up to approximately 7,211,213 shares of the Company’s common stock. The Company will also assume all outstanding liabilities of CannaKorp. Upon the closing of the Exchange Agreement, CannaKorp will continue its business operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019. During the quarter ended, March 31, 2021, all of the warrants expired, none were exercised.

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860. During quarter ended March 31, 2021, the Company has paid its first installment. As at March 31, 2021, the outstanding balance is $90,000 of which $90,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

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

During the year ended, December 31, 2020, due to financial strain and difficulties during the pandemic Nabis was forced to restructure their company in its entirety. This has caused strain on the financial position of Nabis and has affected their ability to fulfill their commitments in the agreement signed with CannaKorp. The partnership has since been terminated and all of CannaKorp’s CannaMatic machinery has now been sent back to CannaKorp. The Company does not have any operations, employees or corporate offices based in United States.

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,306,080, (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,429,120 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As at March 31, 2021, $3,976 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $898,576 (CAD $1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;

b)	In the second year of the Term, Canary will pay CLI the greater of $1,669,920 (CAD $2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,560,544 (CAD $3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of the such payments owing for such third year;

d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,449,216 (CAD $3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $79,520 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on straight line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the three months ended March 31, 2021. The Company had working capital deficit of $4,706,790 and an accumulated deficit of $29,226,803 as of March 31, 2021. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2021 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended December 31, 2020.

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

The estimated fair value of cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes and warrant liabilities are valued Level 3, refer to Note 11 for further details.

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

The Company did not generate any revenue during three months ended March 31, 2021 as compared to $30,000 revenue during comparable period ended March 31, 2020. The revenue represented the sale of Wisp™ vaporizer and pod units. Since the customer had received the units and there are no further obligations as per the agreement, revenue was recognized.

In addition, Canary generated revenue of $197,607 (though its investment in JVCo) during the quarter ended March 31, 2021 (quarter ended December 31, 2020: $108,930) and is represented as share of losses from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue was concentrated to three customers (2020: one). The revenue represents the sale of cannabis product. Since the customer have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 6 for additional details.

Deferred revenue is due to a shipment sent to one of the Company’s distributors. However, since control has not been transferred and the performance obligation has not been completed, revenue has not been recognized and proceeds received are classified as deferred revenue. During the quarter ended March 31, 2021, the Company was able to settle the payment for $27,500 leading to a gain of $15,219. The settlement amount was paid subsequent to the quarter in April 2021.

Equity Method Investments

The Company uses the equity method of accounting for investments when the Company has the ability to significantly influence, but not control, the operations or financial activities of the investee. As part of this evaluation, the Company considers the participating and protective rights in the venture as well as its legal form. The Company records the equity method investments at cost and subsequently adjust their carrying amount each period for the Company’s share of the earnings or losses of the investee and other adjustments required by the equity method of accounting. Distributions received from the equity method investments are recorded as reductions in the carrying value of such investments and are classified on the unaudited condensed consolidated interim statements of cash flows pursuant to the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and are classified as cash inflows from operating activities unless the cumulative distributions received, less distributions received in prior periods that were determined to be returns of investment, exceed the cumulative equity in earnings recognized from the investment. When such an excess occurs, the current period distributions up to this excess are considered returns of investment and are classified as cash inflows from investing activities.

The Company monitors equity method investments for impairment and record reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded impairment losses related to our equity method investments of $nil during the three months ended March 31, 2021 and 2020.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for “emerging growth company” beginning after December 15, 2020). The Company has adopted this standard effective from January 1, 2021 and the adoption of this standard did not have any significant impact on the unaudited condensed consolidated interim financial statements.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.	Inventory

At March 31, 2021, the inventory in the amount of $99,000 (December 31, 2020: $99,000) consists of finished goods and is held at a third-party location.

In addition, the inventory in the amount of $99,000 (December 31, 2020: $99,000) is secured against the loan provided by the Company’s shareholder. Refer to Note 8 for further details.

4.	Sales Tax Recoverable

As at March 31, 2021, the Company had $115,110 of gross sales tax recoverable compared to $95,386 as at December 31, 2020. This is due to sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance in the amount of $24,616 (December 31, 2020: $19,924) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

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

Canary has recorded depreciation expense of $228,004 during the three months ended March 31, 2021 (March 31, 2020: $nil). Since the facility was not operating during the period ended September 30, 2020 no depreciation had been charged on all assets of Canary during that period.

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the period and accordingly, has recorded depreciation expense of $13,791 during the three months ended March 31, 2021 (March 31, 2020: $21,989).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture & fixture	Machinery & Equipment	Software	Leasehold improvements	Total
	$	$	$	$	$
Cost	1,128,362	773,005	43,673	7,234,833	9,179,873
Accumulated depreciation	(60,629)	(668,828)	(41,685)	(396,565)	(1,167,707)
	1,067,733	104,177	1,988	6,838,268	8,012,166

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.	Joint Venture

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

Under the Joint Venture, JVCo is permitted to use all eight (8) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $954,240 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from effective date, and is be secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As at March 31, 2021, the loan advanced amounts to $266,392 (CAD $335,000) and interest income charged for the three months ended in amount of $4,598 (CAD $5,782) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in amount of $12,773 (CAD $16,063) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Period ended March 31,	2021		2020
	CAD $	USD $	CAD $	USD $
Sales	248,500	197,607	—	—
Eligible recoverable expenses	675,991	537,548	—	—
Recoverable amount	677,125	538,450	—	—
Loss on equity	(14,305)	(11,300)	—	—

Due to reimbursement of an office and general expense during the current quarter ended which had been expensed in the books of Canary in the prior period therefore leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the period ended March 31, 2021, revenue was sold to three customers (2020: N/A).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), in accordance with the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;

c)	Third, to the repayment of the Soft Costs (costs of services and materials provide by Thrive Cannabis) until repaid in full;

d)	Finally, any remaining Net Income shall be distributed, on a monthly basis, as follows:

(i)	For the first two (2) years following execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and

(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As at March 31,	2021		2020
	CAD $	USD $	CAD $	USD $
Assets	1,723,207	1,370,294	—	—
Liabilities	2,418,351	1,923,073	—	—
Equity	(695,144)	(552,779)	—	—

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.	Goodwill

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

Due to the publicly traded nature of the Company’s shares of the common stock, the equity issuance of the shares was considered to be a more reliable measurement of fair market value of the transaction compared to having a separate valuation of the net assets. During the quarter ended, March 31, 2021, all of the warrants expired, none were exercised.

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

Refer to Note 11 for details on warrants.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Refer to Note 11 for details on warrants.

During the period and year ended March 31, 2021 and December 31, 2020, respectively, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

During the period ended March 31, 2021, the Company expensed $77,943 (March 31, 2020: $83,239) in management service fee for services provided by the current key officers of the company.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The breakdown of the related party balance as at March 31, 2021 in the amount of $10,121,537 (December 31, 2020: $9,934,960) is below:

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

CLI purchased from the Company for the sum of $2,306,080, (CAD $2,900,000) a debt obligation owing from Canary, the Company’s second tier subsidiary, to the Company in the principal balance of $8,429,120 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As at March 31, 2021, $3,976 (CAD $5,000) is still outstanding from CLI.

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

Interest expense charged for the year ended in amount of $104,662 (CAD $132,500) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in amount of $265,751 (CAD $334,194) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2021	$1,039,648
2022	$1,693,447
2023	$2,269,022
2024	$2,174,767
2025	$1,252,236
Total	$8,429,120
Current portion	$(1,366,058)
Non-current portion	$7,063,062

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $79,520 (CAD $100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on straight line basis. As at March 31, 2021, the balance is $233,139 of which $53,357 is current while $179,782 is non-current.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Shareholder loan

On December 20, 2019, one of the Company’s shareholders provided a loan up to $795,200 (CAD $1,000,000). The loan bears an annual interest rate of 16%, is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures in one year that is December 20, 2020. During the year ended December 31, 2020, the loan maximum was increased by $795,200 (CAD $1,000,000). This additional loan bears an annual interest rate of 43% and has a lender fee of 10%. Due to above amendment, the maximum loan which the company can borrow is $1,590,400 (CAD $2,000,000) which is also the outstanding balance as at March 31, 2021. Interest expense charged for the three months ended March 31, 2020 in amount of $116,195 (CAD $146,121) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $314,901 (CAD $396,002) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

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

Outstanding management service fee

The balance owing to key officers of the Company is $270,155 (December 31, 2020: $217,359). The outstanding balance are primarily outstanding management service fee. During the three months ended March 31, 2021, nil shares (March 31, 2020: nil shares) were issued for these services performed as of and for the three months ended March 31, 2021.

Balances outstanding related to subsidiaries

On February 22, 2020, Randal MacLeod, who is shareholder in the Company and former President of the subsidiary, Visava terminated his employment agreement and during the three months ended March 31, 2021, $nil (December 31, 2020, $54,307) was paid as remuneration for management services included in salaries and wages. As at March 31, 2021, the balance owing is $nil (December 31, 2020: $nil).

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company's subsidiary, CannaKorp. Total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as at March 31, 2021 and December 31, 2020, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the quarter ended March 31, 2021, all of the warrants expired, none were exercised.

During the three months ended March 31, 2021, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as at March 31, 2021 is $26,957 and is included in accounts payable and accrued liabilities.

During the three months ended March 31, 2021, the Company has purchased consulting services amounting to $nil from BaK Consulting which is owned by one of the Company’s director. The balance outstanding as at March 31, 2021 is $nil.

During the three months ended March 31, 2021, the Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of directors. During quarter ended March 31, 2021, the premises were subleased to a third party which makes rent payments directly to Norlandam Marketing Inc. The outstanding balance as at March 31, 2021 is balance of $nil.

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

The Company does not own any real property and it currently leases two locations. For accounting purposes, these leases are treated as operating leases. Upon adoption of ASC 842, the Company recognized $1,795,730 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,661,905 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

During quarter ended March 31, 2021, the Company subleased its executive premises to a third party. During quarter ended March 31, 2021, the Company subleased its executive premises to a third party which makes rent payments directly to the landlord. However, if the sub-lessee cancels its sub-lease agreement with the landlord during the Company’s lease term with the landlord (ending on August 30, 2023), the Company will be responsible for making rent payments for the period from the date of cancellation by the sub-lessee to August 30, 2023.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated on July 2014) with respect to its facility to produce Medical Marijuana. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $27,832 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $737,467 (CAD $988,293) was forgiven by the landlord and one vendor.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases were 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2021	$261,424
2022	352,175
2023	351,874
2024	347,545
Thereafter	1,913,533
Total lease payments	3,226,551
Less imputed interest	(1,519,544)
Present value of lease liabilities	1,707,007
Current portion	(88,465)
Non-current portion	$1,618,542

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

For the
three months ended
March 31, 2021
$
Gross operating lease expense	68,058
Gross rent and utilities expenses	150,525
Recoverable expenses from JVCo related to rent and utilities	(231,628)
(13,045)

As explained in Note 6, the JVCo reimburses certain percentage of gross expenses incurred by Canary which includes rent and utilities. Due to this unique circumstance and since operating lease expense are related to rent expenses, the Company has decided to group the operating lease expenses, all lease related expenses and the recoverable amount from JVCo to show a net operating lease expense.

10.	Convertible Promissory Notes

Interest amounting to $82 was accrued for the three months ended March 31, 2021 (March 31, 2020: $10,082).

Principal amount outstanding as at March 31, 2021 and December 31, 2020 was $480 and $3,128, respectively. At both period ends, the entire balance was current.

During the period ended March 31, 2021, the Company converted the outstanding principal balance of Note K.

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the three months ended March 31, 2021, holders of convertible promissory notes converted principal amounting to $2,648 (March 31, 2020: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative liability as at December 31, 2020	Conversions / Redemption during the period	Change due to Issuances	Fair value adjustment	Derivative liability as at March 31, 2021
	$	$	$	$	$
Note D	1,066	—	—	1,301	2,367
Note F	7,864	—	—	10,364	18,228
Note G	2,857	—	—	3,765	6,622
Note K	281	(227)	—	(54)	—
	12,068	(227)	—	15,376	27,217

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using multinomial lattice model. Following assumptions were used to fair value these notes as at March 31, 2021:

•	Projected annual volatility of 234%;
•	Risk free interest rate of 0.11%;
•	Stock price of $0.025;
•	Liquidity term of 0.25 years;
•	Dividend yield of 0%; and
•	Exercise price of $0.0064 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.	Stockholders’ Equity

Capitalization

Preferred Stock

•	Par value: $0.0001
•	Authorized: 20,000,000
•	Issued: 1,000,000 shares were outstanding as at March 31, 2021 and December 31, 2020

Common Stock

•	Par value: $0.0001
•	Authorized: 850,000,000
•	Issued: 573,452,193 shares are outstanding as at March 31, 2021 (December 31, 2020: 573,277,094)

As of March 31, 2021, convertible notes, warrants and preferred stock outstanding could be converted into 3,889,376 (December 31, 2020: 6,928,486), 387,214,383 (December 31, 2020: 364,891,384) and 100,000,000 (December 31, 2020: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, majority of the warrants are unlikely to be exercised due to the depressed share price.

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

Series A Preferred Stock (“Series A Stock”)

Dividends shall be declared and set aside for any shares of Series A Stock in the same manner and amount as for the Common Stock. Series A Stock, as a class, shall have voting rights equal to a multiple of 2X the number of shares of Common Stock issued and outstanding that are entitled to vote on any matter requiring shareholder approval. The Series A Stock holder shall not vote as a separate class but shall vote together with the common stock on all matters, including any amendment to increase or decrease the authorized capital stock. Upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation, the assets of the Company available for distribution to its shareholders shall be distributed to the holders of common stock and the holders of the Series A Stock ratably without any preference to the holders of the Series A Stock. Shares of Series A Stock can be converted at any time into fully-paid and nonassessable shares of Common Stock at the rate of One Hundred (100) shares of Common Stock for each One (1) share of Series A Stock.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

2021

During the quarter ended March 31, 2021, the Company issued 175,099 shares of common stock to an individual on conversion of a convertible promissory note amounting to $2,648. In addition, 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $504, based on the market price of the Company’s stock on the date of agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid in capital once the shares are issued.

During the quarter ended March 31, 2021, the Company sold 38,183,326 shares of common stock as consideration for private placements. These were recorded at fair value of $904,833, based on the cash proceeds received by the Company. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid in capital once the shares are issued. As part of consideration for the private placement, the Company also agreed to issue warrants to purchase 38,183,326 shares of common stock.

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
Private placements	38,886,765	$942,313	Consideration for private placements with the fair value based on cash proceeds received. Proper allocation between common stock and additional paid in capital of the amount received will be completed in the period when the shares are issued.

			During the period ended June 30, 2020, the Company found the allocation between shares to be issued and additional paid in capital was not performed correctly when the shares were issued for the past private placements. This has been corrected in this period and as a result of this reclassification, there was no impact on total equity.
Settlement of CannaKorp's loans	930,240	$80,838	Refer Note 8 for details.
Agreement with Serious Seeds	78,120	$1,307	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	40,010,125	$1,097,458

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Warrants

As further explained in Note 14, the warrants (with exercise price in United States Dollar) were re-classified as liability as at December 31, 2019 and therefore have been revalued on each period end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

	As at March 31, 2021	As at December 31, 2020	As at September 30, 2020	As at June 30, 2020	As at March 31, 2020
Forfeiture rate	0%	0%	0%	0%	0%
Stock price	$0.025	$0.014	$0.011	$0.018	$0.010
Exercise price	$0.023 to $0.250	$0.023 to $0.200	$0.023 to $0.200	$0.023 to $0.200	$0.023 to $0.200
Volatility	236% to 306%	238% to 293%	244% to 306%	215% to 298%	195% to 286%
Risk free interest rate	0.16% to 2.48%	0.13% to 2.48%	0.13% to 2.48%	0.16% to 2.66%	0.23% to 2.66%
Expected life (years)	0.01 to 1.93	0.15 to 1.93	0.01 to 1.93	0.01 to 2.12	0.24 to 2.37
Expected dividend rate	0%	0%	0%	0%	0%

The fair value of the warrants, which were issued during the below quarters, were measured on issuance dates using the Black-Scholes option pricing model using the below assumptions.

2021

During quarter ended March 31, 2021
Forfeiture rate	0%
Stock price	$0.011 to $0.067
Exercise price	$0.025 to $0.059
Volatility	306%
Risk free interest rate	0.09% to 0.14%
Expected life (years)	2
Expected dividend rate	0%
Fair value of warrants	$2,152,191

2020

	During quarter ended December 31, 2020	During quarter ended September 30, 2020	During quarter ended June 30, 2020	During quarter ended March 31, 2020
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.012 to $0.014	$0.008 to $0.018	$0.008	$0.010 to $0.014
Exercise price	$0.200	$0.037 to $0.200	$0.200	$0.150 to $0.200
Volatility	293%	295% to 753%	305%	312%
Risk free interest rate	0.14% to 0.16%	0.11% to 0.27%	0.27%	1.61%
Expected life (years)	2	2 to 5	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$545	$132,357	$177	$3,137

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Breakdown of warrants outstanding as at March 31, 2021 and December 31, 2020 are details below:

	Warrants outstanding as at March 31, 2021	Warrants outstanding as at December 31, 2020	Remaining contractual life term as at March 31, 2021 (years)	Remaining contractual life term as at December 31, 2020 (years)
Acquisition of CannaKorp	–	7,211,213	N/A	0.16
Private placements	376,747,711	346,233,258	0.01 to 1.92	0.15 to 1.62
Settlement of CannaKorp loans	–	930,240	N/A	0.24
Serious Seeds	466,672	416,671	0.77 to 1.93	1.01 to 1.26
CLI	10,000,000	10,100,002	4.37	4.62
Total	387,214,383	364,891,384

During three months ended March 31, 2021, 15,810,326 warrants expired (related to private placements, acquisition of CannaKorp and settlement of CannaKorp loans).

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

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,669,920 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages in the amount of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of the CannaKorp for outstanding professional fees. No claim has been registered and is working with management for a settlement. The Management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at March 31, 2021, $188,865 has been recorded in the CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1, on July 27, 2020 (“Effective Date”), the Company entered into a settlement agreement with cGreen, Inc., a Delaware corporation (“cGreen”). As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen. During quarter ended March 31, 2021, the Company has paid its first installment. As at March 31, 2021, the outstanding balance is $90,000 of which $90,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

In April 2020, an employee of Canary, who had previously resigned from the company, filed a claim that their bonus, that had been promised in their employment agreement was unpaid and had filled a claim with the Ministry of Labour in Ontario. While the Ministry of Labour deemed the bonus owed as a valid payment, the matter has since progressed to the Ontario Labour Relations Board (OLRB) in which the company is disputing this bonus due to several contractual factors that the company believes will allow this ruling to be overturned and revised in the company’s favor. During quarter ended March 31, 2021, the Company settled with the employee in the amount of $15,904 (CAD $20,000).

A claim for damages in the amount of $1,481,302 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at March 31, 2021, $11,684 has been recorded in the Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages in the amount of $103,995 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at March 31, 2021, $109,857 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses.

During the period and year ended March 31, 2021 and December 31, 2020, respectively, the pandemic did not have a material impact on the Company’s operations. As at March 31, 2021 and December 31, 2020, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) month following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As at March 31, 2021, none of the above shares have been issued.

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

As a result of this restatement, the following line items were restated in the comparative balance sheet as at December 31, 2019:

	Balance as previously reported	Adjustments	Restated balance
	$	$	$
Warrant liability	—	6,146,116	6,146,116
Total liability	6,529,359	6,146,116	12,675,475

Additional paid-in capital	29,846,004	(6,146,116)	23,699,888
Total equity	9,935,137	(6,146,116)	3,789,021

15.	Subsequent Events

The Company’s management has evaluated subsequent events up to May 7, 2021, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent event to report:

During April 2021, the Company paid the outstanding settled amount of $27,500, disclosed as deferred revenue on unaudited condensed consolidated interim balance sheet, to a distributor to release the inventory to the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three months ended March 31, 2021 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business and Plan of Operations

Cannabis Business-Canada

We are now engaged in the cultivation, processing and distribution of curated cannabis products for the adult-use medical and recreational cannabis market in Canada and where it has been legalized by state legislation, in the United States. We believe that there is a shift in the public’s perception of cannabis from a state of prohibition to a state of legalization. In October 2018, Canada became the first major industrialized nation to legalize adult-use cannabis at the national federal level. Cannabis is still heavily regulated. However, the medical use of cannabis is now permitted in up to 29 countries and many more countries have reformed, or are considering reforming, their cannabis uses laws to include the recreational use of cannabis.

In the 2016 publication by Deloitte, Insights and Opportunities Recreational Marijuana, the project size of the Canadian adult-use market ranged from CAD $4.9 billion to CAD $8.7 billion annually. In the 2018 publication by Deloitte, A Society in Transition, an Industry Ready to Boom, the projected size of the Canadian adult-use market in 2019 ranged from CAD $1.8 billion to CAD $4.3 billion. The Canadian medical cannabis industry experienced substantial growth since 2014. Health Canada projects the Canadian cannabis market will reach CAD $1.3 billion in annual value by 2024.

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

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc, (“Canary”), a Canadian corporation that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a Canadian Licensed Producer under Health Canada’s Cannabis Act (“Bill C-45”). Canary expects to grow up to 4.5 million grams of cannabis annually out of its Simcoe facility once it is at full capacity. The Company is now growing premium cannabis in all of its 8 indoor grow rooms. Each 2,200 square feet. room gets up to 5.4 turns annually.

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

Under the terms of the Exchange Agreement, we issued 30,407,712 shares of our common stock to the exchanging CannaKorp shareholders in exchange for 99.8% of the outstanding common stock held by the CannaKorp shareholders. CannaKorp will continue to operate as our subsidiary. During the quarter ended, March 31, 2021, all of the warrants expired, none were exercised.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Agreements

Serious Seeds B.V.

Effective December 6, 2018, the Company and Canary entered into a Distribution, Collaboration and Licensing Agreement (“Agreement”) with Serious Seeds B.V. (“Serious Seeds”), incorporated in the Netherlands, and Simon Smit (“Smit”), President of Serious Seeds. Under the Agreement, Canary was appointed the exclusive distributor in Canada and all other legal markets globally of Serious’ proprietary cannabis seed strains and Serious Seeds’ cannabis cuttings, dried flowers, extracts and seeds. In addition, under the Agreement Canary Rx and Serious Seeds will develop certain “Collaborative Products” defined as cannabis seed strains created collaboratively using Serious Seeds’ intellectual property. During the term of the Agreement, Canary will own all of the intellectual property related to the Collaborative Products.

Under the Agreement, Smit has granted Canary an exclusive license in Canada and all legal markets globally to Serious Seeds’ intellectual property including the right to use the service mark of Serious Seeds and all of the names of Serious Seeds’ proprietary cannabis seed strains including but not limited to Chronic, AK-47, White Russian, Bubble Gum, Kali Mist, Warlock, Double Dutch, Biddy, Early, Motavation and Strawberry-AKeil.

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

In consideration of Canary Rx’s appointment as Serious’ exclusive distributor in Canada, Canary Rx will pay Serious Seeds certain royalties as follows:

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

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached to a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen. During quarter ended March 31, 2021, the Company has paid its first installment. As at March 31, 2021, the outstanding balance is $90,000 of which $90,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

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

During the year ended, December 31, 2020, due to financial strain and difficulties during the pandemic Nabis was forced to restructure their company in its entirety. This has caused strain on the financial position of Nabis and has affected their ability to fulfill their commitments in the agreement signed with CannaKorp. The partnership has since been terminated and all of CannaKorp’s CannaMatic machinery has now been sent back to CannaKorp. The Company does not have any operations, employees or corporate offices based in United States.

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

Under the Joint Venture, JVCo is permitted to use all eight (8) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) for the purpose of operating and managing the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $954,240 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from effective date, and is be secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As at March 31, 2021, the loan advanced amounts to $266,392 (CAD $335,000) and interest income charged for the three months ended in amount of $4,598 (CAD $5,782) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in amount of $ $12,773 (CAD $16,063) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Period ended March 31,	2021		2020
	CAD $	USD $	CAD $	USD $
Sales	248,500	197,607	—	—
Eligible recoverable expenses	675,991	537,548	—	—
Recoverable amount	677,125	538,450	—	—
Loss on equity	(14,305)	(11,300)	—	—

Due to reimbursement of an office and general expense during the current quarter ended which had been expensed in the books of Canary in the prior period therefore leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the period ended March 31, 2021, revenue was sold to three customers (2020: N/A).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), in accordance with the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;

c)	Third, to the repayment of the Soft Costs (costs of services and materials provide by Thrive Cannabis) until repaid in full;

d)	Finally, any remaining Net Income shall be distributed, on a monthly basis, as follows:

(i)	For the first two (2) years following execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and

(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As at March 31,	2021		2020
	CAD $	USD $	CAD $	USD $
Assets	1,723,207	1,370,294	—	—
Liabilities	2,418,351	1,923,073	—	—
Equity	(695,144)	(552,779)	—	—

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,306,080, (CAD $2,900,000) a debt obligation owing from Canary, the Company’s second tier subsidiary, to the Company in the principal balance of $8,429,120 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As at March 31, 2021, $3,976 (CAD $5,000) is still outstanding from CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $898,576 (CAD $1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;

b)	In the second year of the Term, Canary will pay CLI the greater of $1,669,920 (CAD $2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,560,544 (CAD $3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of the such payments owing for such third year;

d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,449,216 (CAD $3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $79,520 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $233,139. This debt issuance cost will be amortized over the term of the debt on straight line basis.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Employees

As at March 31, 2021, we had three employee which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As at March 31, 2021 and December 31, 2020

Cash

At March 31, 2021 we had cash of $395,257 compared to $172,597 as at December 31, 2020. The increase is due to proceeds from private placement and the utilization of bank overdraft facilities during the current period ended where were offset by an investment in a joint venture which reflects payments of salaries, rent, and other operating expenses of our subsidiary, Canary, and payment towards outstanding payables during the period.

Prepaid asset

At March 31, 2021 we had prepaid expenses of $47,329 compared to $46,775 as at December 31, 2020. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable

At March 31, 2021, we had $115,110 of gross sales tax recoverable compared to $95,386 as at December 31, 2020. This is due to sales taxes paid by our subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance in the amount of $24,616 (December 31, 2020: $19,924) stemming from the potential uncollectible balances within the outstanding sales tax recoverable amount.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Goodwill and intangible asset

Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of our subsidiaries at the date of acquisition.

In addition, intangible assets represent the Exclusive License Agreement entered with cGreen. The value of the license is based on 10 million common stock valued at the market rate of the stock prevailing on August 8, 2019 and the royalty payments in the amount of $2,243,000. The asset is amortized over the 10 year term of the license. During the quarter ended December 31, 2019, the intangible asset was written off based on our management’s review and evaluation of the intangible asset’s recoverability.

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,129,180 as at March 31, 2021, primarily represents consulting and construction services related to capital work in progress and fixed asset additions amounting to $302,429, interest on promissory notes and loans amounting to $629,949, outstanding and accrued professional fees amounting to $963,838.

Accounts payable amounting to $1,809,120 as at December 31, 2020, primarily represents consulting and construction services related to capital work in progress amounting to 141,935, interest on promissory notes and loans amounting to $403,865, and outstanding plus accrued professional fees of $1,002,098.

Payable to related parties

As at March 31, 2021, we had $10,121,537 payable to related parties as compared to $9,934,960 as at December 31, 2020. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $82 was accrued for the three months ended March 31, 2021 (March 31, 2020: $10,082).

Principal amount outstanding as at March 31, 2021 and December 31, 2020 was $480 and $3,128, respectively. At both period ends, the entire balance was current.

During the period ended March 31, 2021, the Company converted the outstanding principal balance of a promissory note.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Statement of Operations – For the three months March 31, 2021 and 2020:

Revenue

The Company did not generate revenue during quarter ended March 31, 2021 as compared to $30,000 revenue during comparable period ended in 2020. The revenue represented the sale of Wisp™ vaporizer and pod units.

In addition, Canary generated revenues of $197,607 (though its investment in JVCo) during the quarter ended March 31, 2021 (quarter ended December 31, 2020: $108,930) and is represented as share of losses from joint venture on the unaudited condensed consolidated interim statement of operations. The entire revenue was sold to three customers (2020: one).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and amortization and depreciation expense. The significant decrease in operating expenses for the three months ended March 31, 2021 compared to 2020 is due to lower advisory and consultancy fees, salaries and wages, and office expenses during the period which resulted due to lower amount of activity compared to prior period and reimbursement of operating expenses of our subsidiary, Canary, by the joint venture. Refer to Note 6 for additional details.

Expenses for the three months ended March 31, 2021 primarily represented consulting fees of $1,906 (2020: $44,269), management fees of $77,943 (2020: $83,239), salary and wages amounting in total to $4,669 (2020: $138,780), legal and professional charges of $46,424 (2020: $124,000) comprising legal, review, accounting and Edgar agent fee, amortization and depreciation expense amounting to $241,795 (2020: $21,989), and office and general expenses amounting to $(18,274) (2020: $58,858).

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $2,091,334 (2020: positive $3,455,325), gain on settlement amounting to $15,219 (2020: $nil) interest and bank charges amounting to $220,997 (2020: $36,249), accretion expenses of $nil (2020: $12,200) related to promissory notes and share of loss from joint venture of $11,300 (2020: $nil).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

As at March 31, 2021, we had a working capital deficit of $4,706,790 (December 31, 2020: $4,118,770). We are actively seeking various financing opportunities to meet the deficit capital requirements.

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

Net cash from (used in) operating activities

During the period ended March 31, 2020, operating activities provided cash of $79,451 compared to usage of cash $869,973 for the corresponding period of the prior year. This improvement is due to the management’s efficient use of cash and Canary starting to generate sales through the JVCo compared to prior period.

Net cash used in investing activities

During the period ended March 31, 2020, investing activities used cash of $785,585 compared to $nil for the corresponding period of the prior year. The current period cash utilization represents improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future.

Net cash from financing activities

During the period ended March 31, 2020, net cash provided by financing activities was $925,177 compared to $710,891 for the corresponding period of the prior year. During the current period, cash was primarily provided by private placements while in the prior period, loans were received from multiple related parties.

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

Other critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2020.

Subsequent Events

During April 2021, the Company paid the outstanding settled amount of $27,500, disclosed as deferred revenue on unaudited condensed consolidated interim balance sheet, to a distributor to release the inventory to the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary has filed a suit against the Company amounting to approximately $1,669,920 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

In April 2020, an employee of Canary, who had previously resigned from the company, filed a claim that their bonus, that had been promised in their employment agreement was unpaid and had filled a claim with the Ministry of Labour in Ontario. While the Ministry of Labour deemed the bonus owed as a valid payment, the matter has since progressed to the Ontario Labour Relations Board (OLRB) in which the company is disputing this bonus due to several contractual factors that the company believes will allow this ruling to be overturned and revised in the company’s favor. During quarter ended March 31, 2021, the Company settled with the employee in the amount of $15,904 (CAD $20,000).

A claim for damages in the amount of $1,481,302 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management are of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As at March 31, 2021, $11,684 has been recorded in the Target’s payable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2021, the Company issued 175,099 shares of common stock to individual upon the exercise of conversion rights under a convertible promissory note. The conversion price was $0.0151 per share.

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

TARGET GROUP INC.

Dated: May 7, 2021	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: May 7, 2021	By:	/s/ Barry Alan Katzman
Director

Dated: May 7, 2021	By:	/s/ Saul Niddam
Director

Dated: May 7, 2021	By:	/s/ Frank Monte
Director