Form 10-Q
period 2021-06-30
Target Group Inc.
filed 2021-08-06
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Common Stock, Par Value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ⌧ No◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧      No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ⌧

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
N/A	N/A	N/A

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,824,053 as of June 30, 2021.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 6, 2021, the registrant had 616,668,856 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2021	2020
		$	$
		(unaudited)
ASSETS
Current assets
Cash		87,363	172,597
Restricted cash		9,278	9,032
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 3	99,000	99,000
Prepaid asset		45,584	46,775
Sales tax recoverable, net of allowance	Note 4	84,202	75,462
Receivable from joint venture	Note 6	287,954	271,184
Other receivable	Note 8	4,034	78,540
Total current assets		619,483	754,658
Long term assets
Fixed assets	Note 5	7,515,625	7,793,997
Investment in joint venture	Note 6	1,585,112	721,156
Goodwill	Note 7	3,766,263	3,666,364
Operating lease right-of-use assets	Note 9	95,062	100,548
Total long term assets		12,962,062	12,282,065
Total assets		13,581,545	13,036,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft		1,687	1,562
Accounts payable and accrued liabilities		2,002,359	1,809,120
Deferred revenue	Note 1	—	42,719
Settlement payable - Current portion	Note 1	60,000	90,000
Payable to related parties, net	Note 8	2,184,444	2,831,635
Operating lease liability - Current portion	Note 9	94,215	83,196
Convertible promissory notes, net	Note 10	480	3,128
Derivative liability	Note 10	11,133	12,068
Total current liabilities		4,354,318	4,873,428

Long term liabilities
Settlement payable - Non-current portion	Note 1	—	10,000
Payable to related parties, net - Non-current portion	Note 8	8,261,279	7,103,325
Operating lease liability - Non-current portion	Note 9	1,616,777	1,622,366
Warrant liability	Note 11	3,586,353	2,948,024
Total long term liabilities		13,464,409	11,683,715
Total liabilities		17,818,727	16,557,143

Contingencies and commitments	Note 13	—	—

Stockholders' deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at June 30, 2021 and December 31, 2020	Note 11	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 617,668,857 common shares outstanding as at June 30, 2021 573,277,094 common shares outstanding as at December 31, 2020	Note 11	61,767	57,328
Stock subscription receivable	Note 11	(23,697)	—
Shares to be issued	Note 11	192,948	192,121
Additional paid-in capital		24,990,637	23,940,696
Accumulated deficit		(28,399,788)	(26,536,495)
Accumulated comprehensive loss		(1,059,149)	(1,174,969)
Total stockholders' deficiency		(4,237,182)	(3,521,219)
Total liabilities and stockholders' deficiency		13,581,545	13,035,924

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	six months ended	six months ended
		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		$	$	$	$

REVENUE		—	—	—	30,000
COST OF GOOD SOLD		—	—	—	(25,000)
Gross profit		—	—	—	5,000

OPERATING EXPENSES

Advisory and consultancy fee		6,709	18,380	8,615	62,649
Management services fee		75,854	63,849	153,797	147,088
Salaries and wages		(11,429)	4,574	(6,760)	143,354
Legal and professional fees		69,373	93,555	115,797	217,555
Advertising and promotion		—	—	—	299
Amortization and depreciation expense		248,348	20,806	490,143	42,795
Operating lease expense	Note 9	(16,620)	8,549	(29,665)	122,644
Office and general		547	24,670	(17,727)	83,528
Total operating expenses		372,782	234,383	714,200	819,912

OTHER (INCOME) EXPENSES

Change in fair value of derivative and warrant liability		(1,453,938)	2,464,450	637,396	(990,875)
Gain on settlement		(11,141)	(2,398,458)	(26,360)	(2,398,458)
Interest and bank charges		231,689	80,538	452,686	116,787
Exchange loss		64,545	84,120	91,925	102,819
Accretion expense		—	3,254	—	15,454
Other income		(4,760)	(178)	(9,327)	(178)
Allowance for sales tax recoverable		(2,916)	3,827	1,498	6,451
Share of (income) loss from joint venture	Note 6	(36,787)	129,432	(25,487)	129,432
Debt issuance cost	Note 8	13,511	—	26,762	—

Total other (income) expenses		(1,199,797)	366,985	1,149,093	(3,018,568)
Net income (loss) before income taxes		827,015	(601,368)	(1,863,293)	2,203,656
Income taxes		—	—	—	—
Net income (loss)		827,015	(601,368)	(1,863,293)	2,203,656

Foreign currency translation adjustment		79,680	469,583	115,820	(569,937)
Comprehensive income (loss)		906,695	(131,785)	(1,747,473)	1,633,719

Earnings (loss) per share - basic and diluted		0.001	(0.001)	(0.003)	0.004
Weighted average shares - basic and diluted		573,452,193	560,424,290	573,366,589	563,201,487

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at March 31, 2021	1,000,000	100	573,452,193	57,345	40,010,125	1,097,458	—	23,943,555	(29,226,803)	(1,138,829)	(5,267,174)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	323	—	—	—	—	323

Shares issued as consideration for private placement [Note 10 and 11]	—	—	44,216,664	4,422	(39,183,327)	(928,530)	—	1,047,082	—	—	122,974

Cancellation of shares [Note 10 and 11]	—	—	—	—	1,000,001	23,697	(23,697)	—	—	—	—

Net income	—	—	—	—	—	—	—	—	827,015	—	827,015

Foreign currency translation	—	—	—	—	—	—	—	—	—	79,680	79,680

As at June 30, 2021	1,000,000	100	617,668,857	61,767	1,842,423	192,948	(23,697)	24,990,637	(28,399,788)	(1,059,149)	(4,237,182)

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at March 31, 2020	1,000,000	100	560,145,968	56,015	7,522,456	871,864	—	23,480,986	(16,657,600)	(1,936,597)	5,814,768

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	3,131,126	313	—	—	—	40,457	—	—	40,770

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	5,208	42	—	—	—	—	42

Execution of the settlement agreement [Note 12]	—	—	—	—	(7,000,000)	(520,100)	—	—	—	—	(520,100)

Correction related to past private placement issuances [Note 12]	—	—	—	—	1,241,847	(160,253)	—	160,253	—	—	—

Net loss	—	—	—	—	—	—	—	—	(601,368)	—	(601,368)

Foreign currency translation	—	—	—	—	—	—	—	—	—	469,583	469,583

As at June 30, 2020	1,000,000	100	563,277,094	56,328	1,769,511	191,553	—	23,681,696	(17,258,968)	(1,467,014)	5,203,695

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	175,099	17	—	—	—	2,631	—	—	2,648

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	31,248	827	—	—	—	—	827

Shares issued as consideration for private placement [Note 10 and 11]	—	—	44,216,664	4,422	(1,000,001)	(23,697)	—	1,047,082	—	—	1,027,807

Cancellation of shares [Note 10 and 11]	—	—	—	—	1,000,001	23,697	(23,697)	—	—	—	—

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	228	—	—	228

Net loss	—	—	—	—	—	—	—	—	(1,863,293)	—	(1,863,293)

Foreign currency translation	—	—	—	—	—	—	—	—	—	115,820	115,820

As at June 30, 2021	1,000,000	100	617,668,857	61,767	1,842,423	192,948	(23,697)	24,990,637	(28,399,788)	(1,059,149)	(4,237,182)

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2019 (Reported)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

Reclassification of warrant liability [Note 14]	—	—	—	—	—	—	—	—	(6,146,116)	—	(6,146,116)

As at December 31, 2019 (Restated)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	23,699,888	(19,462,624)	(897,077)	3,789,021

Cancellation of shares [Note 11]	—	—	(11,000,000)	(1,098)	—	—	220,000	(218,902)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	20,832	235	—	—	—	—	235

Execution of the settlement agreement [Note 11]	—	—	—	—	(3,500,000)	(260,050)	—	—	—	—	(260,050)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	3,131,126	313	—	—	—	40,457	—	—	40,770

Correction to the number of shares to be issued for past private placements [Note 11]	—	—	—	—	1,241,847	(160,253)	—	160,253	—	—	—

Net income	—	—	—	—	—	—	—	—	2,203,656	—	2,203,656

Foreign currency translation	—	—	—	—	—	—	—	—	—	(569,937)	(569,937)

As at June 30, 2020	1,000,000	100	563,277,094	56,328	1,769,511	191,553	—	23,681,696	(17,258,968)	(1,467,014)	5,203,695

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2021	June 30, 2020
	$	$
OPERATING ACTIVITIES

Net (loss) income for the period	(1,863,293)	2,203,656

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	637,396	(990,875)
Gain on forgiveness	(26,360)	(2,398,458)
Accretion expense	—	15,454
Shares and warrants issued/to be issued for services	3,171	235
Allowance for sales tax recoverable	1,498	6,451
Amortization and depreciation expense	490,143	42,795
Operating lease expense	137,509	150,794
Investment loss from joint venture	(25,487)	129,432
Debt issuance cost	26,762	—

Changes in operating assets and liabilities:
Change in inventory	—	25,000
Change in prepaid asset	2,400	(26,601)
Change in sales tax recoverable	(8,142)	(25,800)
Change in other receivable	76,204	—
Change in accounts payable and accrued liabilities	446,731	92,118
Change in operating lease liability, net	(170,136)	(158,957)
Net cash used in operating activities	(271,604)	(934,756)

INVESTING ACTIVITIES
Amounts invested on fixed assets	(3,936)	(1,314)
Investment in joint venture	(813,954)	(233,028)
Net cash used in investing activities	(817,890)	(234,342)

FINANCING ACTIVITIES
Utilization (repayment) of bank overdraft facility	96	(34,893)
Proceeds from loans from related parties	—	1,358,010
Loan to joint venture	—	(25,659)
Settlement of promissory notes	—	(221,693)
Proceeds from private placements	1,027,807	—
Payment for settlement payable	(40,000)	—
Net cash provided by financing activities	987,903	1,075,765

Net decrease in cash and restricted cash during the period	(101,591)	(93,333)
Effect of foreign currency translation	16,603	85,792
Cash and restricted cash, beginning of period	181,629	10,487
Cash and restricted cash, end of period	96,641	2,946

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	2,648	40,770
Shares issued as consideration for services	504	235

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	471,412	10,236
Cash paid for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.     Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Target Group Inc. (“Target Group” or “the Company”) was incorporated on July 2, 2013, under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Target Group Inc. is a diversified and vertically integrated, progressive company with a focus on both national and international presence. The Company owns and operates Canary Rx Inc, a Canadian licensed producer, regulated under The Cannabis Act. Canary Rx Inc, operates a 44,000 square foot facility located in Norfolk County, Ontario, and has partnered with Dutch breeder, Serious Seeds, to cultivate exclusive & world-class proprietary genetics. The Company has begun structuring multiple international production and distribution platforms and intends to continue rapidly expanding its global footprint as it focuses on building an iconic brand portfolio whose focus aims at developing cutting-edge Intellectual Property among the medical and recreational cannabis markets. Target Group is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall consumer experience.

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current period end, the company has produced and sold cannabis products of $716,000 (Year ended December 31, 2020: $108,930) through its investment in a joint venture.

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition, the Company issued to the Visava shareholders, prorate Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders held approximately 46.27% of the issued and outstanding Common Stock of the Company and Visava will continue its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018. During the quarter ended, September 30, 2020, all of the warrants expired, none were exercised.

Effective January 25, 2019, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with CannaKorp Inc., a Delaware corporation (“CannaKorp”). The Company had previously entered into a Letter of Intent with CannaKorp dated November 30, 2018, which was disclosed in the Company’s report on Form 8-K filed December 4, 2018.

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the CannaKorp shareholders an aggregate of 30,407,412 shares of the Company's common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company will issue Common Stock Purchase Warrants ("Warrants") in exchange for all outstanding and promised CannaKorp stock options. The Warrants will grant the holders thereof the right to purchase up to approximately 7,211,213 shares of the Company's common stock. The Company will also assume all outstanding liabilities of CannaKorp. Upon the closing of the Exchange Agreement, CannaKorp will continue its business operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019. During the quarter ended, March 31, 2021, all of the warrants expired, none were exercised.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020, and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at June 30, 2021, the outstanding balance is $60,000 of which $60,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

Effective September 17, 2019, CannaKorp entered into a Purchase, Licensing and Distribution Agreement (“Agreement”) with Nabis Arizona Property LLC of Scottsdale, Arizona (“Nabis”) concerning the distribution of CannaKorp's Wisp (TM) Vaporizer and Wisp (TM) Pods in Arizona. The term of the Agreement is three (3) years with automatic renewals for additional one-year periods unless the Agreement is terminated under its terms. Nabis is required to pay CannaKorp $45,000 for the equipment needed to manufacture the WISP(TM) Pods, of which $4,500 will be paid within three (3) calendar days of Nabis obtaining regulatory approval of its vertically integrated license and the balance of $40,500 within 180 days of the effective date of the Agreement.

Under the Agreement, Nabis is licensed to manufacture the WISP(TM) Pods and to sell the WISP(TM) Pods in conjunction with the sale of the WISP(TM) Vaporizer. Nabis is required to meet minimum quarterly orders of two hundred (200) WISP(TM) Vaporizers and five thousand (5,000) WISP(TM) Pods cartridges. Nabis is licensed to sell the WISP(TM) Vaporizer and the WISP(TM) Pods to end-users in Arizona, excluding Amazon, eBay, Walmart or other multistate/national brick and mortar or online sales. CannaKorp has granted Nabis a right of first refusal to obtain an exclusive license in Michigan and Washington for the same rights granted to Nabis in Arizona.

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

During the year ended, December 31, 2020, due to financial strain and difficulties during the pandemic Nabis was forced to restructure its company in its entirety. This has caused strain on the financial position of Nabis and has affected their ability to fulfill their commitments in the agreement signed with CannaKorp. The partnership has since been terminated and all of CannaKorp's CannaMatic machinery has now been sent back to CannaKorp. The Company does not have any operations, employees or corporate offices based in the United States.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

On June 15, 2020, the Company, its first–tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below. The CEO of the Company, is the Secretary of CLI, is a shareholder of CLI and the brother of the CEO is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,339,720 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,552,080 (CAD 10,600,000 (“Canary Debt”)).  Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2021, $4,034 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $911,684 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,694,280 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,597,896 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,484,944 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
e)	In the fifth year of the Term, Canary will pay CLI the balance owing under this Note, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2024, for an amount calculated by dividing twelve (12) into the sum of all amounts owing under this Note at the beginning of the fifth year of the Term on account of Principal and Interest, provided that where further amounts are owing under this Note at the end of such fifth year, Canary will pay CLI all such further amounts within five (5) days following the end of such fifth year.

For this Note, “Net Revenue” will mean all revenue generated from Canary’s Licensed Facility (hereinafter defined) to which it is entitled to the net of applicable taxes and third-party expenses.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $80,680 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the six months ended June 30, 2021. The Company had a working capital deficit of $3,734,835 and an accumulated deficit of $28,399,788 as of June 30, 2021. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern up to at least 12 months from the balance sheet date; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

To maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

2.     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2021, or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended December 31, 2020.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visava Inc./Canary RX Inc. and CannaKorp, Inc. Significant intercompany accounts and transactions have been eliminated.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a weighted average cost basis, and market whichever being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to the cost of revenue and establish a new cost basis for the inventory. The cost is determined based on the average cost or first-in, first-out methods.

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

An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising from the derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in the profit or loss in the period the asset is derecognized. The assets’ residual values, useful lives and methods of depreciation are reviewed at each reporting date, and adjusted prospectively, if appropriate.

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

The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

●	Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

The estimated fair value of cash and accounts payable and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes and warrant liabilities are valued Level 3, refer to Note 11 for further details.

Revenue recognition

The Company adopted ASC 606 effective January 1, 2019, using the modified retrospective method after electing to delay the adoption of the accounting standard as the Company qualified as an “emerging growth company”. Since the Company did not have any contracts as of the effective day, therefore, there was no material impact on the unaudited condensed consolidated interim financial statements upon adoption of the new standard. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell our finished products to our customers, wholesalers, distributors or retailers. Control of the finished products is transferred upon shipment to, or receipt at, our customers’ locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized.

The Company did not generate any revenue during the six months ended June 30, 2021, as compared to $30,000 revenue during the comparable period ended in 2020. The revenue represented the sale of Wisp™ vaporizer and pod units. Since the customer had received the units and there are no further obligations as per the agreement, revenue was recognized.

In addition, Canary generated revenue of $716,000 (though its investment in JVCo) during the six months ended June 30, 2021 (quarter ended December 31, 2020: $108,930) and is represented as a share of losses from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue was concentrated to six customers (2020: one). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 6 for additional details.

Deferred revenue is due to a shipment sent to one of the Company’s distributors. However, since control has not been transferred and the performance obligation has not been completed, revenue has not been recognized and proceeds received are classified as deferred revenue. During the six months ended June 30, 2021, the Company was able to settle the payment for $27,500 leading to a gain of $15,219.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded impairment losses related to our equity method investments of $nil during the six months ended June 30, 2021, and 2020.

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

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements”, which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements, and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (for “emerging growth company” beginning after December 15, 2020). The Company has adopted this standard effective from January 1, 2021, and the adoption of this standard did not have any significant impact on the unaudited condensed consolidated interim financial statements.

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s unaudited condensed consolidated interim financial statements.

3.     Inventory

As of June 30, 2021, the inventory of $99,000 (December 31, 2020: $99,000) consists of finished goods and is held at a third-party location.

In addition, the inventory of $99,000 (December 31, 2020: $99,000) is secured against the loan provided by the Company’s shareholder. Refer to Note 8 for further details.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.     Sales Tax Recoverable

As of June 30, 2021, the Company had $106,174 of gross sales tax recoverable compared to $95,386 as of December 31, 2020. This is due to the sales tax paid by the subsidiary on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of $21,972 (December 31, 2020: $19,924) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

5.     Fixed Assets

The Company’s subsidiary, Canary, initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). Canary currently operates as a licensed producer/wholesaler of craft cannabis in Ontario and has since been granted its sales amendment from Health Canada to sell direct to provincial retail boards for consumer products.

Canary has recorded a depreciation expense of $463,160 during the six months ended June 30, 2021 (June 30, 2020: $nil). Since the facility was not operating during the six months ended June 30, 2020, no depreciation had been charged on all assets of Canary during that period.

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the period and accordingly, has recorded a depreciation expense of $26,983 during the six months ended June 30, 2021 (June 30, 2020: $42,795).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	778,255	773,831	43,707	7,340,371	8,936,164
Accumulated depreciation	(88,197)	(686,663)	(42,023)	(603,656)	(1,420,539)
	690,058	87,168	1,684	6,736,715	7,515,625

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

Under the Joint Venture, JVCo is permitted to use all eight (8) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada (“Licensed Site Portion”) to operate and manage the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020, governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $968,160 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of June 30, 2021, the loan advanced amounts to $270,278 (CAD 335,000) and interest income charged for the six months ended in the amount of $9,382 (CAD 11,629) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $30,636 (CAD 37,972) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Six months ended June 30	2021		2020
	CAD	USD	CAD	USD
Sales	892,601	716,000	—	—
Cost of goods sold	417,338	334,767	—	—
Gross profit	475,264	381,233	—	—
Operation expenses	411,717	330,259	353,106	259,109
Net income (loss)	63,547	50,974	(353,106)	(259,109)

Eligible recoverable expenses	1,499,038	1,209,424	331,401	243,182
Recoverable amount	1,499,038	1,209,424	317,863	233,248
Income (loss) on equity	31,773	25,487	(176,553)	(129,432)

Due to reimbursement of an office and general expense during the current quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the six months ended June 30, 2021, revenue was sold to six customers (2020: N/A).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of June 30,	2021		2020
	CAD	USD	CAD	USD
Assets	3,201,401	2,582,891	—	—
Liabilities	3,654,389	2,948,361	353,106	259,109
Equity	(452,988)	(365,470)	(353,106)	(259,109)

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

CannaKorp Inc.

Effective January 25, 2019, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with CannaKorp Inc., a Delaware corporation (“CannaKorp”). Company had previously entered into a Letter of Intent with CannaKorp dated November 30, 2018, which was disclosed in the Company’s report on Form 8-K filed December 4, 2018.

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

Due to the publicly traded nature of the Company’s shares of the common stock, the equity issuance of the shares was considered to be a more reliable measurement of the fair market value of the transaction compared to having a separate valuation of the net assets. During the quarter ended, March 31, 2021, all of the warrants expired, none were exercised.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The purchase consideration of 30,407,412 shares and 7,211,213 warrants of the Company’s common stock are valued as detailed below:

$
Number of Common Stock	30,407,712
Market price on the date of issuance	0.108
Fair value of Common Stock	3,284,033

$
Number of warrants	7,211,213
Fair value price per warrant	0.108
Fair value of warrant	778,811

Fair value of Common Stock	3,284,033
Fair value of warrant	778,811
Purchase consideration	4,062,844

The fair value of these warrants was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

●	Forfeiture rate of 0%;
●	Stock price of $0.108 per share;
●	Exercise price between the range of $0.13 to $0.15 per share
●	Volatility at 635.49%
●	Risk free interest rate of 2.55%;
●	Expected life of 2 years; and
●	Expected dividend rate of 0%

During the quarter ended December 31, 2019, the goodwill was revaluated after the completion of CannaKorp’s audit of the year ended December 31, 2018. This resulted in changing the balance on the acquisition date, March 1, 2019, thereby increasing the goodwill by $369,315 to $6,071,627.

During the year ended, December 31, 2019, the Company identified circumstances that would call for an evaluation of goodwill impairment and therefore impaired $1,485,925 reducing the goodwill related to the CannaKorp to $4,585,702.

During the year ended, December 31, 2020, the Company identified circumstances that would call for an evaluation of goodwill impairment and therefore impaired the remaining balance of goodwill related to the CannaKorp to $nil.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of Visava Inc. in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and will issue to the Visava shareholders, prorate Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for two years following the issuance date of the Warrants. As a result of this transaction, Visava Inc. became a wholly-owned subsidiary of the Company and the former shareholders of Visava Inc. owned approximately 46.27% of the Company’s shares of Common Stock. The transaction was closed effective August 2, 2018. During the quarter ended, September 30, 2020, all of the warrants expired, none were exercised.

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of August 2, 2018 was as follows:

Allocation of
Purchase Price
$
Prepaid and other receivables	15,368
Sales tax recoverable	133,614
Furniture and equipment	897
Capital work in progress	898,422
Total assets	1,048,301

Bank overdraft	(63,693)
Accounts payable	(1,158,164)
Payable to related parties	(101,797)
Total liabilities	(1,323,654)
Net liabilities	(275,353)
Goodwill	3,594,195
Total net assets acquired	3,318,842

$
Number of Common Stock	25,500,000
Market price on the date of issuance	0.067
Fair value of Common Stock	1,695,750

$
Number of warrants	25,000,000
Fair value price per warrant	0.065
Fair value of warrant	1,623,092

Fair value of Common Stock	1,695,750
Fair value of warrant	1,623,092
Purchase consideration	3,318,842

The fair value of these warrants was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

●	Forfeiture rate of 0%;
●	Stock price of $0.067 per share;
●	Exercise price of $0.10 per share
●	Volatility at 329%
●	Risk free interest rate of 2.66%;
●	Expected life of 2 years; and
●	Expected dividend rate of 0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Refer to Note 11 for details on warrants.

During the period and year ended June 30, 2021 and December 31, 2020, respectively, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilizes the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to the statement of operations.

8.     Related Party Transactions and Balances

During the six months ended June 30, 2021, the Company expensed $153,797 (June 30, 2020: $147,088) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of June 30, 2021 of $10,445,723 (December 31, 2020: $9,934,960) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI). June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below.

The CEO of the Company, is the Secretary of CLI, a director of the Company, is a shareholder of CLI and the brother of the CEO, are the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

CLI purchased from the Company for the sum of $2,339,720 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second- tier subsidiary, to the Company in the principal balance of $8,552,080 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2021, $4,034 (CAD 5,000) is still outstanding from CLI.

The Canary debt owed to CLI from Canary bears an interest rate of 5% per annum and matures on August 14, 2025. The repayment of the debt is guaranteed by the Company and its subsidiaries plus secured by a general security interest in the assets of the Company and its subsidiaries and a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp Inc. held by the Company. In addition to the above, CLI has been granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary. Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary.

Interest expense charged for the six months ended in the amount of $213,751 (CAD 266,472) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $377,717 (CAD 468,167) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The repayment schedule of the minimum principal payments is shown below:

2021	$1,054,814
2022	1,862,616
2023	2,309,618
2024	2,148,631
2025	1,176,401
Total	8,552,080
Current portion	(1,845,411)
Non-current portion	$6,706,669

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $80,680 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at June 30, 2021, the balance is $233,139 of which $54,135 is current while $169,021 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 1, 2023 and therefore is presented as non-current. The loan was provided in two tranches and the latest amendment allowed to convert accrued interest of $110,032 (CAD 136,380) into principal and increase the maximum loan the Company could borrow. The specific details of each tranche of the loan are shown below:

	Tranche 1		Tranche 2		Total
	CAD	USD	CAD	USD	CAD	USD
Maximum loan	1,043,593	841,971	1,356,407	1,094,349	2,400,000	1,936,320
Outstanding loan	1,043,593	841,971	1,092,787	881,661	2,136,380	1,723,632
Interest rate	16.00%		43.26%

Interest expense charged for the six months ended June 30, 2021 in the amount of $238,756 (CAD 295,930) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $25,244 (CAD 31,289) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

Shareholder promissory note

Effective April 20, 2020, the Company issued its promissory note (“Note”) to one of the Company’s shareholders in the principal amount of $236,993. The Note contained an original issue discount of $15,300 resulting in net proceeds to the Company of $221,693. The Note carries interest at the rate of 12% per annum and the note matures on April 20, 2021. During the quarter ended, September 30, 2020, the Company paid the outstanding balance and accrued interest in full, of $251,213.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Outstanding management service fee

The balance owing to key officers of the Company is $328,167 (December 31, 2020: $217,359). The outstanding balance is primarily the outstanding management service fee.

Balances outstanding related to subsidiaries

On February 22, 2020, Randal MacLeod, who is a shareholder in the Company and former President of the subsidiary, Visava terminated his employment agreement and during the six months ended June 30, 2021, $nil (December 31, 2020, $54,307) was paid as remuneration for management services included in salaries and wages. As of June 30, 2021, the balance owing is $nil (December 31, 2020: $nil).

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as of June 30, 2021 and December 31, 2020, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the quarter ended March 31, 2021, all of the warrants expired, none were exercised.

During the six months ended June 30, 2021, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of June 30, 2021 is $27,351 and is included in accounts payable and accrued liabilities.

During the six months ended June 30, 2021, the Company has purchased consulting services amounting to $nil from BaK Consulting which is owned by one of the Company’s directors. The balance outstanding as of June 30, 2021 is $nil.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of June 30, 2021 is $nil.

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

Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at the adoption date in determining the present value of lease payments.  The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company does not own any real property and it currently leases two locations. For accounting purposes, these leases are treated as operating leases. Upon adoption of ASC 842, the Company recognized $1,795,730 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,661,905 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

During the quarter ended March 31, 2021, the Company subleased its executive premises to a third party that makes rent payments directly to the landlord. However, if the sub-lessee cancels its sub-lease agreement with the landlord during the Company’s lease term with the landlord (ending on August 30, 2023), the Company will be responsible for making rent payments for the period from the date of cancellation by the sub-lessee to August 30, 2023.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) for its facility to produce Medical Marijuana. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $28,238 (CAD 35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $737,467 (CAD 988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2021	$176,855
2022	357,312
2023	357,007
2024	352,615
Thereafter	1,941,447
Total lease payments	3,185,236
Less imputed interest	(1,474,244)
Present value of lease liabilities	1,710,992
Current portion	(94,215)
Non-current portion	$1,616,777

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	$	$	$	$
Gross operating lease expense	69,451	67,472	143,119	150,754
Gross rent and utilities expenses	312,822	31,788	226,109	62,601
Recoverable expenses from JVCo related to rent and utilities	(398,893)	(90,711)	(398,893)	(90,711)
	(16,620)	8,549	(29,665)	122,644

As explained in Note 6, the JVCo reimburses a certain percentage of gross expenses incurred by Canary which includes rent and utilities. Due to this unique circumstance and since operating lease expense are related to rent expenses, the Company has decided to group the operating lease expenses, all lease-related expenses and the recoverable amount from JVCo to show a net operating lease expense.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.     Convertible Promissory Notes

Interest amounting to $89 was accrued for the six months ended June 30, 2021 (June 30, 2020: $12,015).

Principal amount outstanding as of June 30, 2021 and December 31, 2020 was $480 and $3,128, respectively. At both reporting dates, the entire balance was current.

During the six months ended June 30, 2021, the Company converted the outstanding principal balance of Note K.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the six months ended June 30, 2021, holders of convertible promissory notes converted principal amounting to $2,648 (June 30, 2020: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative				Derivative
	liability as at	Conversions / Redemption			liability as at
	December 31,	during the	Change due to	Fair value	June 30,
	2020	period	Issuances	adjustment	2021
	$	$	$	$	$
Note D	1,066	—	—	(34)	1,032
Note F	7,864	—	—	(454)	7,410
Note G	2,857	—	—	(166)	2,691
Note K	281	(227)	—	(54)	—
	12,068	(227)	—	(708)	11,133

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of June 30, 2021:

●	Projected annual volatility of 161%;
●	Risk free interest rate of 0.15%;
●	Stock price of $0.024;
●	Liquidity term of 0.25 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0093 to $0.0155.

11.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of June 30, 2021 and December 31, 2020

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,668,857 shares are outstanding as at June 30, 2021 (December 31, 2020: 573,277,094)

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As of June 30, 2021, convertible notes, warrants and preferred stock outstanding could be converted into 4,628,459 (December 31, 2020: 6,928,486), 387,467,225 (December 31, 2020: 364,891,384) and 100,000,000 (December 31, 2020: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, the majority of the warrants are unlikely to be exercised due to the depressed share price.

Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series as may be determined by the board of directors. The board of directors may fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders of the Company, except that no holder of preferred stock shall have pre-emptive rights. Any shares of preferred stock so issued would typically have priority over the common stock concerning dividend or liquidation rights. The board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock unless otherwise required by law.

Series A Preferred Stock (“Series A Stock”)

Dividends shall be declared and set aside for any shares of Series A Stock in the same manner and amount as for the Common Stock. Series A Stock, as a class, shall have voting rights equal to a multiple of 2X the number of shares of Common Stock issued and outstanding that are entitled to vote on any matter requiring shareholder approval. The Series A Stockholder shall not vote as a separate class but shall vote together with the common stock on all matters, including any amendment to increase or decrease the authorized capital stock. Upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation, the assets of the Company available for distribution to its shareholders shall be distributed to the holders of common stock and the holders of the Series A Stock ratably without any preference to the holders of the Series A Stock. Shares of Series A Stock can be converted at any time into fully paid and nonassessable shares of Common Stock at the rate of one hundred (100) shares of Common Stock for each one (1) share of Series A Stock.

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

2021

During the quarter ended March 31, 2021, the Company issued 175,099 shares of common stock to an individual on the conversion of a convertible promissory note amounting to $2,648. In addition, 15,624 shares of common stock are to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $504, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

During the quarter ended March 31, 2021, the Company sold 38,183,326 shares of common stock as consideration for private placements. These were recorded at a fair value of $904,833, based on the cash proceeds received by the Company. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued. As part of the consideration for the private placement, the Company also agreed to issue warrants to purchase 38,183,326 shares of common stock.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the quarter ended June 30, 2021, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $323, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued. In addition, 5,033,333 shares of common stock as consideration for private placements. These were recorded at a fair value of $122,974, based on the cash proceeds received by the Company. As part of the consideration for the private placement, the Company also agreed to issue warrants to purchase 5,033,333 shares of common stock. Furthermore, the Company issued 44,216,664 shares for the past and current private placements.

Moreover, the Company had found an error in issuing in the incorrect number of shares for a private placement and therefore had recorded a subscription receivable in the amount of $23,697 based on the calculated fair value of the additional shares of the private placement and this was offset by shares to be issued, therefore, a net-zero effect on equity. Subsequently, the additional shares were cancelled in July 2021.

2020

During the quarter ended December 31, 2019, the Company had found an error in issuing in the incorrect private placement and therefore had recorded a subscription receivable in the amount of $220,000 based on the cash proceeds of the private placement and this was offset by shares to be issued, therefore, a net-zero effect on equity. During the quarter ended March 31, 2020, the incorrect number of shares, 11,000,000, was cancelled.

During the quarter ended March 31, 2020, 15,624 shares of common stock were to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $193, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

During the quarter ended June 30, 2020, the Company issued 3,131,126 shares of common stock to an individual on the conversion of a convertible promissory note amounting to $40,770 (including principal balance and accrued interest). In addition, 5,208 shares of common stock are to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $42, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

As explained in Note 8, during the quarter ended September 30, 2020, the Company issued 10,000,000 shares of common stock to a director of the company pursuant to Amendment to the Debt Purchase and Assignment Agreement (“Agreement”) with CLI. These were recorded at a fair value of $130,000, based on the market price of the Company’s stock on the date of the agreement. In addition, 26,040 shares of common stock are to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $353, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

During the quarter ended December 31, 2020, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $215, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Shares to be issued include the following:

	Shares	Amount	Description

80,000 shares of common stock to be issued as compensation to advisers and consultants. These were recorded at a fair value of $52,000, based on the market price of the Company’s stock on the date of issue.

Services	115,000	$73,000

35,000 to be issued as settlement of the amount due for website development services amounting to $247,306. The fair value of the shares on the date of settlement was $21,000, resulting in a gain on settlement amounting to $226,306 during the year ended December 31, 2017.

Private placements	703,439	$37,480

Consideration for private placements with the fair value based on cash proceeds received. Proper allocation between common stock and additional paid-in capital of the amount received will be completed in the period when the shares are issued.

Settlement of CannaKorp's loans	930,240	$80,838	Refer to Note 8 for details.
Agreement with Serious Seeds	78,120	$1,307	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,842,423	$192,948

Warrants

As further explained in Note 14, the warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each period end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2021

	As at	As at
	June 30, 2021	March 31, 2021
Forfeiture rate	0%	0%
Stock price	$0.024	$0.025
Exercise price	$0.023 to $0.250	$0.023 to $0.250
Volatility	216% to 304%	236% to 306%
Risk free interest rate	0.25%	0.16% to 2.48%
Expected life (years)	0.21 to 1.93	0.01 to 1.93
Expected dividend rate	0%	0%

2020

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.014	$0.011	$0.018	$0.010
Exercise price	$0.023 to $0.200	$0.023 to $0.200	$0.023 to $0.200	$0.023 to $0.200
Volatility	238% to 293%	244% to 306%	215% to 298%	195% to 286%
Risk free interest rate	0.13% to 2.48%	0.13% to 2.48%	0.16% to 2.66%	0.23% to 2.66%
Expected life (years)	0.15 to 1.93	0.01 to 1.93	0.01 to 2.12	0.24 to 2.37
Expected dividend rate	0%	0%	0%	0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The fair value of the warrants, which were issued during the below quarters, were measured on issuance dates using the Black-Scholes option pricing model using the below assumptions.

2021

	During quarter	During quarter
	ended	ended
	June 30,	March 31,
	2021	2021
Forfeiture rate	0%	0%
Stock price	$0.017 to $0.029	$0.011 to $0.067
Exercise price	$0.025 to $0.061	$0.025 to $0.059
Volatility	304%	306%
Risk free interest rate	0.14% to 0.27%	0.09% to 0.14%
Expected life (years)	2	2
Expected dividend rate	0%	0%
Fair value of warrants	$114,211	$2,152,191

2020

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.012 to $0.014	$0.008 to $0.018	$0.008	$0.010 to $0.014
Exercise price	$0.200	$0.037 to $0.200	$0.200	$0.150 to $0.200
Volatility	293%	295% to 753%	305%	312%
Risk free interest rate	0.14% to 0.16%	0.11% to 0.27%	0.27%	1.61%
Expected life (years)	2	2 to 5	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$545	$132,357	$177	$3,137

Breakdown of warrants outstanding as of June 30, 2021 and December 31, 2020 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	June 30,	December 31,
	June 30,	December 31,	2021	2020
	2021	2020	(years)	(years)
Acquisition of CannaKorp	—	7,211,213	N/A	0.16
Private placements	376,950,552	346,233,258	0.21 to 1.98	0.15 to 1.62
Settlement of CannaKorp loans	—	930,240	N/A	0.24
Serious Seeds	516,673	416,671	0.52 to 1.93	1.01 to 1.26
CLI	10,000,000	10,100,002	4.12	4.62
Total	387,467,225	364,891,384

During the six months ended June 30, 2021, 20,974,152 warrants expired (related to private placements, acquisition of CannaKorp and settlement of CannaKorp loans).

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.    Earnings (Loss) Per Share

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of three months ended June 30, 2021 and six months ended June 30, 2020, diluted EPS excludes the change due in fair value of derivative value and gain on forgiveness/settlement of debt which is causing the operating loss to turn into a net income, resulting in the basic and diluted EPS being same for this period.

13.     Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,694,280 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2021, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1, on July 27, 2020 (“Effective Date”), the Company entered into a settlement agreement with cGreen, Inc., a Delaware corporation (“cGreen”). As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen. As at June 30, 2021, the outstanding balance is $60,000 of which $60,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

In April 2020, an employee of Canary, who had previously resigned from the company, filed a claim that their bonus, which had been promised in their employment agreement was unpaid and had filled a claim with the Ministry of Labour in Ontario. During the quarter ended March 31, 2021, the Company settled with the employee of $16,136 (CAD 20,000) while the Company had accrued $33,929 (CAD 42,054).

A claim for damages of $1,502,911 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2021, $11,684 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $105,512 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2021, $111,459 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the period and year ended June 30, 2021 and December 31, 2020, respectively, the pandemic did not have a material impact on the Company’s operations. As of June 30, 2021 and December 31, 2020, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of June 30, 2021, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

14.    Restatement

During the quarter ended March 31, 2020, the Company identified that due to the change in the functional currency of the Company from United States Dollar to Canadian Dollar during the year ended December 31, 2019, the outstanding warrants as of December 31, 2019 no longer meet the scope exception of ASC 815 and therefore, should not be considered indexed to its stock and as a result, these warrants should be re-classified from additional paid-in-capital to liability as at December 31, 2019.

As a result of this restatement, the following line items were restated in the comparative balance sheet as of December 31, 2019:

	Balance as
	previously		Restated
	reported	Adjustments	balance
	$	$	$
Warrant liability	—	6,146,116	6,146,116
Total liability	6,529,359	6,146,116	12,675,475

Additional paid-in capital	29,846,004	(6,146,116)	23,699,888
Total equity	9,935,137	(6,146,116)	3,789,021

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.    Subsequent Events

The Company’s management has evaluated subsequent events up to August 6, 2021, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent event to report:

As disclosed in Note 11, during July 2021, the Company cancelled 1,000,001 shares.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three and six months ended June 30, 2021 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	Our ability to attract and retain management;
●	Our ability to enter into long-term supply agreements for the mineralized material;
●	General economic conditions; and
●	Other factors are discussed in Risk Factors.

All forward-looking statements made in connection with this Quarterly Report are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

In the 2016 publication by Deloitte, Insights and Opportunities Recreational Marijuana, the project size of the Canadian adult-use market ranged from CAD 4.9 billion to CAD 8.7 billion annually. In the 2018 publication by Deloitte, A Society in Transition, an Industry Ready to Boom, the projected size of the Canadian adult-use market in 2019 ranged from CAD 1.8 billion to CAD 4.3 billion. The Canadian medical cannabis industry has experienced substantial growth since 2014. Health Canada projects the Canadian cannabis market will reach CAD 1.3 billion in annual value by 2024.

We intend to position ourselves with a core emphasis on co-packaging services to accommodate all consumer-packaged goods required for the sophisticated cannabis market in Canada and internationally. This will integrate cannabinoid research, analytical testing, product development and manufacturing.

Our product manufacturing will include, but will not be limited to the following:

●	Cannabis flower pods for vaporizer use
●	Cannabis extract pods for vaporizer use
●	Cannabis pre-rolls
●	K-Cup infused coffee and tea pods
●	Infused cannabis beverages
●	Infused cannabis edibles
●	Infused topical products and CBD wellness products.

Acquisitions

To take advantage of the opportunity resulting from the legalization of adult-use cannabis in Canada, we completed several strategic acquisitions and entered into several significant agreements as follows:

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc, (“Canary”), a Canadian corporation that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a Canadian Licensed Producer under Health Canada’s Cannabis Act (“Bill C-45”). Canary expects to grow up to 4 million grams of cannabis annually out of its Simcoe facility once it is at full capacity. The Company is now growing premium cannabis in indoor grow rooms and each 2,200 square feet room gets up to 5.4 turns annually.

Pursuant to the Exchange Agreement, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition, the Company issued to the Visava shareholders, prorate Common Stock Purchase Warrants to purchase an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for two years following the issuance date of the Warrants. The transactions contemplated by the Exchange Agreement closed effective August 2, 2018. Visava will continue its business operations as a first-tier wholly-owned subsidiary of the Company with Canary operating as our second-tier subsidiary. During the quarter ended, September 30, 2020, all of the warrants expired, none were exercised.

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

On October 8, 2019, Canary was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). These Standard Licenses enable Canary to produce approximately 3,600kg of dried cannabis flower per year. Canary has curated a bank of 3,500 seeds, comprised of more than 125 strains, including the entire Serious Seeds collection. The Company has the capacity to grow eight different strains at a time, within the facility’s eight separate flower rooms.

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

Under the Agency Agreement, Cannavolve will be paid a commission of 6% of net sales based on the wholesale prices of the Products. The initial term of the Agency Agreement is two (2) years from December 13, 2018 subject to a renewal term of two (2) additional years. In addition to customary termination provisions based upon the material default of either the Company or Cannavolve, we can terminate the Agency Agreement without cause upon ninety (90) days prior written notice. The agreement was renewed on December 13, 2020 for an additional two (2) years.

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

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen. As at June 30, 2021, the outstanding balance is $60,000 of which $60,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

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

Under the Agreement, Nabis is licensed to manufacture the WISP™ Pods and to sell the WISP™ Pods in conjunction with the sale of the WISP™ Vaporizer. Nabis is required to meet minimum quarterly orders of two hundred (200) WISP™ Vaporizers and five thousand (5,000) WISP™ Pods cartridges. Nabis is licensed to sell the WISP™ Vaporizer and the WISP™ Pods to end-users in Arizona, excluding Amazon, eBay, Walmart or other multistate/national brick and mortar or online sales. CannaKorp has granted Nabis a right of first refusal to obtain an exclusive license in Michigan and Washington for the same rights granted to Nabis in Arizona.

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

During the year ended, December 31, 2020, due to financial strain and difficulties during the pandemic Nabis was forced to restructure its company in its entirety. This has caused strain on the financial position of Nabis and has affected their ability to fulfill their commitments in the agreement signed with CannaKorp. The partnership has since been terminated and all of CannaKorp’s CannaMatic machinery has now been sent back to CannaKorp. The Company does not have any operations, employees or corporate offices based in the United States.

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

Under the Joint Venture, JVCo is permitted to use all eight (8) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) to operate and manage the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $968,160 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of June 30, 2021, the loan advanced amounts to $270,278 (CAD 335,000) and interest income charged for the three months ended in the amount of $9,382 (CAD 11,629) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $30,636 (CAD 37,972) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Six months ended June 30	2021		2020
	CAD	USD	CAD	USD
Sales	892,601	716,000	—	—
Cost of goods sold	417,338	334,767	—	—
Gross profit	475,264	381,233	—	—
Operation expenses	411,717	330,259	353,106	259,109
Net income (loss)	63,547	50,974	(353,106)	(259,109)

Eligible recoverable expenses	1,499,038	1,209,424	331,401	243,182
Recoverable amount	1,499,038	1,209,424	317,863	233,248
Income (loss) on equity	31,773	25,487	(176,553)	(129,432)

Due to reimbursement of an office and general expense during the current quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the six months ended June 30, 2021, revenue was sold to six customers (2020: N/A).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of June 30,	2021		2020
	CAD	USD	CAD	USD
Assets	3,201,401	2,582,891	—	—
Liabilities	3,654,389	2,948,361	353,106	259,109
Equity	(452,988)	(365,470)	(353,106)	(259,109)

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first-tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below.

The CEO of the Company, is the Secretary of CLI, a director of the Company, is a shareholder of CLI and the brother of the CEO, are the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

CLI purchased from the Company for the sum of $2,339,720 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second-tier subsidiary, to the Company in the principal balance of $8,552,080 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2021, $4,034 (CAD 5,000) is still outstanding from CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $911,684 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,694,280 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,597,896 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,484,944 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
e)	In the fifth year of the Term, Canary will pay CLI the balance owing under this Note, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2024 for an amount calculated by dividing twelve (12) into the sum of all amounts owing under this Note at the beginning of the fifth year of the Term on account of Principal and Interest, provided that where further amounts are owing under this Note at the end of such fifth year, Canary will pay CLI all such further amounts within five (5) days following the end of such fifth year.

For this Note, “Net Revenue” will mean any revenue generated from Canary’s Licensed Facility (hereinafter defined) to which it is entitled to the net of applicable taxes and third-party expenses.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $80,680 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

Forward Looking Relating to Future Operations of the Company.

Currently, the company and its senior management are is exploring several new, additional opportunities at its Simcoe, Ontario cultivation facility to expand the Company’s product offerings in other cannabis-related Consumer Packaged Goods (CPG) Product categories.

Employees

As of June 30, 2021, we had three employees which include Anthony Zarcone, Chief Executive Officer.

On January 9, 2020, Anthony Zarcone was named Co-Chief Executive Officer to serve with Mr. Schindermann. On January 24, 2020, Mr. Schindermann submitted his resignation as Co-Chief Executive Officer; however, he remained a director of the Company. Further to the explanation in Note 8 in the unaudited condensed consolidated interim financial statements, effective August 14, 2020, Mr. Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries.

On February 14, 2020, the Company terminated the employment of Azmatali Mehrali as Chief Financial Officer. At present, the Company has not appointed a new Chief Financial Officer.

We have contracted several independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

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

At present, CannaKorp has failed to meet its annuities payments as well as maintenance fees on the 2 referenced patents. Although there has been a lapse and these patents remain unmaintained, there remains the possibility of CannaKorp reinstating these patents if done so in a reasonable amount of time. At this time, management is determining the value maintaining these patents will provide the company. Once management has completed their assessment, the company will proceed accordingly. advance in that determined direction moving forward. Additionally, CannaKorp is actively seeking a JV Partner joint venture partner and/ or a licensor to assist in both marketing and launching the Wisp Vaporizer and Wisp Pods in both the US and Canadian Legal Cannabis/ HEMP markets.

Results of Operations

We have not generated significant revenue to date and consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our analysis on the performance of the Company is as follows:

Balance sheet – As of June 30, 2021 and December 31, 2020

Cash

On June 30, 2021, we had cash of $87,363 compared to $172,597 as of December 31, 2020. The decrease is due to investment in the joint venture which reflects payments of salaries, rent, and other operating expenses of our subsidiary, Canary, and payment towards outstanding payables during the period offset by proceeds from private placement during the current period ended.

Prepaid asset

On June 30, 2021, we had prepaid expenses of $45,584 compared to $46,775 as of December 31, 2020. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable

On June 30, 2021, we had $106,174 of gross sales tax recoverable compared to $95,386 as of December 31, 2020. This is due to the sales taxes paid by our subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of $21,972 (December 31, 2020: $19,924) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of our subsidiaries at the date of acquisition.

Fixed assets

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). On June 4, 2021, Canary received its Sales License amendment from Health Canada.

Accounts payable and accrued liabilities

Accounts payable amounting to $2,002,359 as of June 30, 2021, primarily represents consulting and construction services related to capital work in progress and fixed asset additions amounting to $271,361, interest on promissory notes and loans amounting to $453,710, outstanding and accrued professional fees amounting to $992,505.

Accounts payable amounting to $1,809,120 as of December 31, 2020, primarily represents consulting and construction services related to capital work in progress amounting to $141,935, interest on promissory notes and loans amounting to $403,865, and outstanding plus accrued professional fees of $1,002,098.

Payable to related parties

As of June 30, 2021, we had $10,445,723 payable to related parties as compared to $9,934,960 as of December 31, 2020. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $89 was accrued for the six months ended June 30, 2021 (June 30, 2020: $12,015).

The principal amount outstanding as of June 30, 2021 and December 31, 2020 was $480 and $3,128, respectively. At both reporting dates, the entire balance was current.

During the six months ended June 30, 2021, the Company converted the outstanding principal balance of a promissory note.

Statement of Operations – For the three months ended June 30, 2021 and 2020:

Revenue

The Company did not generate revenue during the current quarter or the comparable quarter ended in 2020. However, Canary generated revenues of $516,666 (though its investment in JVCo) during the quarter ended June 30, 2021 (quarter ended December 31, 2020: $108,930) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The entire revenue was sold to six customers (2020: zero).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and amortization and depreciation expense. The significant decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to lower advisory and consultancy fees, salaries and wages, and office expenses during the period which resulted due to lower amount of activity compared to the prior period and reimbursement of operating expenses of our subsidiary, Canary, by the joint venture. Refer to Note 6 for additional details.

Expenses primarily represented consulting fees of $6,709 (2020: $18,380), management fees of $75,854 (2020: $63,849), legal and professional charges of $69,373 (2020: $93,555) comprising legal, review, accounting and Edgar agent fee, amortization and depreciation expense amounting to $248,348 (2020: $20,806), and office and general expenses amounting to $547 (2020: $24,670).

Changes in other income and expenses were due to the revaluation of the warrant and convertible debt liabilities on each quarter-end, loans charging interest expense for the full period compared to a partial period in the comparable period and started to earning net income from the joint venture, as a result, the share of loss is turned into the share of income.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $1,453,938 (2020: positive $2,464,450), gain on settlement amounting to $11,141 (2020: 2,398,458) interest and bank charges amounting to $231,689 (2020: $80,538), accretion expenses of $nil (2020: $3,254) related to promissory notes and share of (income) loss from joint venture of $(36,787) (2020: $129,432).

Statement of Operations – For the six months ended June 30, 2021 and 2020:

Revenue

The Company did not generate revenue during the current period ended as compared to $30,000 revenue during the comparable period ended in 2020. The revenue represented the sale of Wisp™ vaporizer and pod units. However, Canary generated revenues of $716,000 (though its investment in JVCo) during the current period ended (quarter ended December 31, 2020: $108,930) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The entire revenue was sold to six customers (2020: zero).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and amortization and depreciation expense. The significant decrease in operating expenses during the current period ended compared to the comparable prior period ended is due to lower advisory and consultancy fees, salaries and wages, and office expenses during the period which resulted due to lower amount of activity compared to the prior period and reimbursement of operating expenses of our subsidiary, Canary, by the joint venture. Refer to Note 6 for additional details.

Expenses primarily represented consulting fees of $8,615 (2020: $62,649), management fees of $153,797 (2020: $147,088), legal and professional charges of $115,797 (2020: $217,555) comprising legal, review, accounting and Edgar agent fee, amortization and depreciation expense amounting to $490,143 (2020: $42,795), and office and general expenses amounting to $(17,727) (2020: $83,528).

Changes in other income and expenses were due to the revaluation of the warrant and convertible debt liabilities on each quarter-end, loans charging interest expense for the full period compared to a partial period in the comparable period and started to earning net income from the joint venture, as a result, the share of loss is turned into the share of income.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $637,396 (2020: positive $990,875), gain on settlement amounting to $26,360 (2020: $2,398,458) interest and bank charges amounting to $452,686 (2020: $116,787), accretion expenses of $nil (2020: $15,454) related to promissory notes and share of (income) loss from joint venture of $(25,487) (2020: $129,432).

Liquidity and Capital Resources

As of June 30, 2021, we had a working capital deficit of $3,734,835 (December 31, 2020: $4,118,770). We are actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the six months ended June 30, 2021 and 2020:

Net cash used in operating activities

Operating activities used cash of $271,604 compared to the usage of cash of $934,756 for the corresponding period of the prior year. This improvement is due to the management’s efficient use of cash and Canary starting to generate sales through the JVCo compared to the prior period.

Net cash used in investing activities

Investing activities used cash of $817,890 compared to $234,342 for the corresponding period of the prior year. The current period cash utilization represents improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future.

Net cash from financing activities

Financing activities provided cash of $987,903 compared to $1,075,765 for the corresponding period of the prior year. During the current period, cash was primarily provided by private placements while in the prior period, loans were received from multiple related parties.

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

Subsequent Events

As disclosed in Note 11 in the unaudited condensed consolidated interim financial statements, during July 2021, the Company cancelled 1,000,001 shares.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary has filed a suit against the Company amounting to approximately $1,694,280 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

In April 2020, an employee of Canary, who had previously resigned from the company, filed a claim that their bonus, which had been promised in their employment agreement was unpaid and had filled a claim with the Ministry of Labour in Ontario. During the quarter ended March 31, 2021, the Company settled with the employee of $15,904 (CAD 20,000) while the Company had accrued $33,929 (CAD 42,054).

A claim for damages of $1,481,302 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2021, $11,854 has been recorded in Target’s payable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2021, the Company issued 44,216,664 shares for the past and current private placements. Refer to Note 11 of unaudited condensed consolidated interim financial statements.

The foregoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended, for sales not involving a public offering and sales to non-United States residents residing abroad.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	8-K	05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.7	Form of Convertible Promissory Note	8-K	03/07/16

10.8	Non-Negotiable Promissory Note	8-K	03/07/16

10.9	Securities Purchase Agreement	8-K	03/07/16

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28*	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: August 6, 2021	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: August 6, 2021	By:	/s/ Barry Alan Katzman
Director

Dated: August 6, 2021	By:	/s/ Saul Niddam
Director

Dated: August 6, 2021	By:	/s/ Frank Monte
Director