Form 10-Q
period 2021-09-30
Target Group Inc.
filed 2021-11-05
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,824,053 as of September 30, 2021.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2021, the registrant had 616,668,856 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2021	2020
		$	$
		(unaudited)
ASSETS
Current assets
Cash		45,179	172,597
Restricted cash		9,026	9,032
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 3	99,000	99,000
Prepaid asset		44,347	46,775
Sales tax recoverable, net of allowance	Note 4	11,258	75,462
Receivable from joint venture	Note 6	284,777	271,184
Other receivable	Note 8	3,925	78,540
Total current assets		499,580	754,658
Long term assets
Fixed assets	Note 5	7,074,345	7,793,997
Investment in joint venture	Note 6	1,615,763	721,156
Goodwill	Note 7	3,664,030	3,666,364
Operating lease right-of-use assets	Note 9	88,378	100,548
Total long term assets		12,442,516	12,282,065
Total assets		12,942,096	13,036,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft		85,386	1,562
Accounts payable and accrued liabilities		2,063,548	1,809,120
Deferred revenue	Note 1	—	42,719
Settlement payable - Current portion	Note 1	40,000	90,000
Payable to related parties, net	Note 8	1,318,273	2,831,635
Operating lease liability - Current portion	Note 9	96,168	83,196
Convertible promissory notes, net	Note 10	480	3,128
Derivative liability	Note 10	10,518	12,068
Total current liabilities		3,614,373	4,873,428

Long term liabilities
Settlement payable - Non-current portion	Note 1	—	10,000
Payable to related parties, net - Non-current portion	Note 8	9,140,573	7,103,325
Operating lease liability - Non-current portion	Note 9	1,547,210	1,622,366
Warrant liability	Note 11	744,802	2,948,024
Total long term liabilities		11,432,585	11,683,715
Total liabilities		15,046,958	16,557,143

Contingencies and commitments	Note 13	—	—

Stockholders' deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at September 30, 2021 and December 31, 2020	Note 11	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 616,668,856 common shares outstanding as at Septmeber 30, 2021 573,277,094 common shares outstanding as at December 31, 2020	Note 11	61,667	57,328
Stock subscription receivable	Note 11	—	—
Shares to be issued	Note 11	193,228	192,121
Additional paid-in capital		24,967,040	23,940,696
Accumulated deficit		(26,202,976)	(26,536,495)
Accumulated comprehensive loss		(1,123,921)	(1,174,969)
Total stockholders' deficiency		(2,104,862)	(3,521,219)
Total liabilities and stockholders' deficiency		12,942,096	13,035,924

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	nine months ended	nine months ended
		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		$	$	$	$

REVENUE		—	—	—	30,000
COST OF GOOD SOLD		—	—	—	(25,000)
Gross profit		—	—	—	5,000

OPERATING EXPENSES

Advisory and consultancy fee		6,453	6,933	15,068	69,582
Management services fee		72,562	69,710	226,359	216,798
Salaries and wages		(2,051)	40,290	(8,811)	183,644
Legal and professional fees		72,065	158,232	187,862	375,787
Advertising and promotion		—	—	—	299
Amortization and depreciation expense		240,983	19,861	731,126	62,656
Operating lease expense	Note 9	30,318	4,354	653	126,998
Office and general		7,084	5,370	(10,643)	88,898
Total operating expenses		427,414	304,750	1,141,614	1,124,662

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability		(2,842,168)	(2,537,885)	(2,204,772)	(3,528,760)
Loss (gain) on settlement		—	5,665,569	(26,360)	3,267,111
Interest and bank charges		266,098	177,949	718,784	294,736
Exchange loss		(67,015)	16,158	24,910	118,977
Accretion expense		—	11,985	—	27,439
Other income		(4,694)	(3,258)	(14,021)	(3,436)
Allowance for sales tax recoverable		(23,223)	(5,921)	(21,725)	530
Share of loss from joint venture	Note 6	33,458	280,916	7,971	410,348
Debt issuance cost	Note 8	13,318	6,337	40,080	6,337

Total other (income) expenses		(2,624,226)	3,611,850	(1,475,133)	593,282
Net income (loss) before income taxes		2,196,812	(3,916,600)	333,519	(1,712,944)
Income taxes		—	—	—	—
Net income (loss)		2,196,812	(3,916,600)	333,519	(1,712,944)

Foreign currency translation adjustment		(64,772)	179,991	51,048	(389,946)
Comprehensive income (loss)		2,132,040	(3,736,609)	384,567	(2,102,890)

Earnings (loss) per share - basic and diluted		0.004	(0.007)	0.001	(0.003)
Weighted average shares - basic and diluted		616,668,856	567,782,589	588,351,180	564,728,798

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$	$	$	$	$	$
As at June 30, 2021	1,000,000	100	617,668,857	61,767	1,842,423	192,948	(23,697)	24,990,637	(28,399,788)	(1,059,149)	(4,237,182)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	280	—	—	—	—	280

Shares issued as consideration for private placement [Note 10 and 11]	—	—	—	—	—	—	—	—	—	—	—

Cancellation of shares [Note 10 and 11]	—	—	(1,000,001)	(100)	—	—	23,697	(23,597)	—	—	—

Net income	—	—	—	—	—	—	—	—	2,196,812	—	2,196,812

Foreign currency translation	—	—	—	—	—	—	—	—	—	(64,772)	(64,772)

As at September 30, 2021	1,000,000	100	616,668,856	61,667	1,858,047	193,228	—	24,967,040	(26,202,976)	(1,123,921)	(2,104,862)

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$	$	$	$	$	$
As at June 30, 2020	1,000,000	100	563,277,094	56,328	1,769,511	191,553	—	23,681,696	(17,258,968)	(1,467,014)	5,203,695

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	26,040	353	—	—	—	—	353

Shares and warrants issued pursuant to debt purchase and assignment agreement [Note 11]	—	—	10,000,000	1,000	—	—	—	259,000	—	—	260,000

Net loss	—	—	—	—	—	—	—	—	(3,916,600)	—	(3,916,600)

Foreign currency translation	—	—	—	—	—	—	—	—	—	179,991	179,991

As at September 30, 2020	1,000,000	100	573,277,094	57,328	1,795,551	191,906	—	23,940,696	(21,175,568)	(1,287,023)	1,727,439

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$	$	$	$	$	$
As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	175,099	17	—	—	—	2,631	—	—	2,648

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	46,872	1,107	—	—	—	—	1,107

Shares issued as consideration for private placement [Note 10 and 11]	—	—	44,216,664	4,422	(1,000,001)	(23,697)	—	1,047,082	—	—	1,027,807

Cancellation of shares [Note 10 and 11]	—	—	(1,000,001)	(100)	1,000,001	23,697	—	(23,597)	—	—	—

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	228	—	—	228

Net loss	—	—	—	—	—	—	—	—	333,519	—	333,519

Foreign currency translation	—	—	—	—	—	—	—	—	—	51,048	51,048

As at September 30, 2021	1,000,000	100	616,668,856	61,667	1,858,047	193,228	—	24,967,040	(26,202,976)	(1,123,921)	(2,104,862)

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$	$	$	$	$	$
As at December 31, 2019 (Reported)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

Reclassification of warrant liability [Note 14]	—	—	—	—	—	—	—	(6,146,116)	—	—	(6,146,116)

As at December 31, 2019 (Restated)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	23,699,888	(19,462,624)	(897,077)	3,789,021

Cancellation of shares [Note 11]	—	—	(11,000,000)	(1,098)	—	—	220,000	(218,902)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	46,872	588	—	—	—	—	588

Execution of the settlement agreement [Note 11]	—	—	—	—	(3,500,000)	(260,050)	—	—	—	—	(260,050)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	3,131,126	313	—	—	—	40,457	—	—	40,770

Shares and warrants issued pursuant to debt purchase and assignment agreement [Note 11]	—	—	10,000,000	1,000	—	—	—	259,000	—	—	260,000

Correction to the number of shares to be issued for past private placements [Note 11]	—	—	—	—	1,241,847	(160,253)	—	160,253	—	—	—

Net income	—	—	—	—	—	—	—	—	(1,712,944)	—	(1,712,944)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(389,946)	(389,946)

As at September 30, 2020	1,000,000	100	573,277,094	57,328	1,795,551	191,906	—	23,940,696	(21,175,568)	(1,287,023)	1,727,439

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	nine months ended	nine months ended
	September 30, 2021	September 30, 2020
	$	$
OPERATING ACTIVITIES

Net income (loss) for the period	333,519	(1,712,944)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(2,204,772)	(3,528,760)
Gain (loss) on settlement	(26,360)	3,267,111
Accretion expense	—	27,439
Shares and warrants issued/to be issued for services	4,258	6,793
Allowance for sales tax recoverable	(21,725)	530
Amortization and depreciation expense	731,126	62,656
Operating lease expense	204,433	219,444
Investment loss from joint venture	7,971	410,348
Debt issuance cost	40,080	6,337

Changes in operating assets and liabilities:
Change in inventory	—	25,000
Change in prepaid asset	2,400	(26,808)
Change in sales tax recoverable	87,068	(9,458)
Change in restricted cash		(8,500)
Change in other receivable	75,943	(73,908)
Change in accounts payable and accrued liabilities	512,553	355,324
Change in operating lease liability, net	(254,329)	(240,399)
Net cash used in operating activities	(507,835)	(1,219,795)

INVESTING ACTIVITIES
Amounts invested on fixed assets	(3,923)	(42,629)
Investment in joint venture	(919,574)	(569,874)
Net cash used in investing activities	(923,497)	(612,503)

FINANCING ACTIVITIES
Utilization (repayment) of bank overdraft facility	85,373	(43,583)
Proceeds from loans from related parties	239,820	3,436,696
Loan to joint venture	—	(247,592)
Settlement of promissory notes	—	(221,693)
Proceeds from private placements	1,027,807	—
Payment for settlement payable	(60,000)	(130,000)
Settlement of related party loan	—	(251,213)
Net cash provided by financing activities	1,293,000	2,542,615

Net Increase (decrease) in cash and restricted cash during the period	(138,332)	710,317
Effect of foreign currency translation	10,908	18,748
Cash and restricted cash, beginning of period	181,629	10,487
Cash and restricted cash, end of period	54,205	739,552

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	2,648	40,770
Shares issued as consideration for services	504	235

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	473,034	219,501
Cash paid for taxes	—	—

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

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current period end, the company has produced and sold cannabis products of $1,469,900 (Year ended December 31, 2020: $108,930) through its investment in a joint venture.

On July 3, 2018, the Company filed an amendment in its articles of incorporation to change its name to Target Group Inc. The Company was able to secure an OTC Bulletin Board symbol CBDY from Financial Industry Regulatory Authority (FINRA).

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020, and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability. During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at September 30, 2021, the outstanding balance is $40,000 of which $40,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,339,720 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,552,080 (CAD 10,600,000 (“Canary Debt”)).  Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of September 30, 2021, $3,925 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $886,937 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,648,290 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,527,378 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,417,492 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2021. The Company had a working capital deficit of $3,114,793 and an accumulated deficit of $26,202,976 as of September 30, 2021. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The Company did not generate any revenue during the nine months ended September 30, 2021, as compared to $30,000 revenue during the comparable period ended in 2020. The revenue represented the sale of Wisp™ vaporizer and pod units. Since the customer had received the units and there are no further obligations as per the agreement, revenue was recognized.

In addition, Canary generated revenue of $1,469,900 (though its investment in JVCo) during the nine months ended September 30, 2021 (quarter ended December 31, 2020: $108,930) and is represented as a share of income (losses) from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue was concentrated to six customers (2020: one). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 6 for additional details.

Deferred revenue is due to a shipment sent to one of the Company’s distributors. However, since control has not been transferred and the performance obligation has not been completed, revenue has not been recognized and proceeds received are classified as deferred revenue. During the nine months ended September 30, 2021, the Company was able to settle the payment for $27,500 leading to a gain of $15,219 and resulted in reducing deferred revenue to zero.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded impairment losses related to our equity method investments of $nil during the nine months ended September 30, 2021, and 2020.

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

3.     Inventory

As of September 30, 2021, the inventory of $99,000 (December 31, 2020: $99,000) consists of finished goods and is held at a third-party location.

In addition, the inventory of $99,000 (December 31, 2020: $99,000) is secured against the loan provided by the Company’s shareholder. Refer to Note 8 for further details.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.     Sales Tax Recoverable

As of September 30, 2021, the Company had $12,679 of gross sales tax recoverable compared to $95,386 as of December 31, 2020. This is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance of $1,421 (December 31, 2020: $19,924) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

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

Canary has recorded a depreciation expense of $864,866 during the nine months ended September 30, 2021 (September 30, 2020: $nil). Since the facility was not operating during the nine months ended September 30, 2020, no depreciation had been charged on all assets of Canary during that period.

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the period and accordingly, has recorded a depreciation expense of $39,752 during the nine months ended September 30, 2021 (September 30, 2020: $62,656).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	757,319	772,270	43,642	7,141,122	8,714,353
Accumulated depreciation	(112,885)	(701,811)	(42,199)	(783,113)	(1,640,008)
	644,434	70,459	1,443	6,358,009	7,074,345

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $968,160 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of September 30, 2021, the loan advanced amounts to $262,942 (CAD 335,000) and interest income charged for the nine months ended in the amount of $13,766 (CAD 17,539) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $21,836 (CAD 27,820) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Nine months ended September 30	2021		2020
	CAD	USD	CAD	USD
Sales	1,838,754	1,469,900	—	—
Cost of goods sold	1,199,941	959,232	—	—
Gross profit	638,813	510,668	—	—
Operation expenses	658,756	526,610	1,110,428	832,488
Net income (loss)	(19,943)	(15,942)	(1,110,428)	(832,488)

Eligible recoverable expenses	2,236,728	1,755,608	798,133	598,360
Recoverable amount	2,236,728	1,755,608	771,058	578,062
Income (loss) on equity	(9,971)	(7,971)	555,214	416,244

Due to reimbursement of an office and general expense during the current quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the nine months ended September 30, 2021, revenue was sold to six customers (2020: N/A).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of September 30,	2021		2020
	CAD	USD	CAD	USD
Assets	3,976,534	3,121,182	—	—
Liabilities	4,488,011	3,522,640	1,110,428	832,488
Equity	(511,477)	(401,458)	(1,110,428)	(832,488)

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

During the period and year ended September 30, 2021 and December 31, 2020, respectively, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

8.     Related Party Transactions and Balances

During the nine months ended September 30, 2021, the Company expensed $226,359 (September 30, 2020: $216,798) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of September 30, 2021 of $10,458,846 (December 31, 2020: $9,934,960) is below:

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

CLI purchased from the Company for the sum of $2,339,720 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second- tier subsidiary, to the Company in the principal balance of $8,552,080 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of September 30, 2021, $3,925 (CAD 5,000) is still outstanding from CLI.

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

Interest expense charged for the nine months ended in the amount of $321,292 (CAD 401,917) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $473,774 (CAD 603,611) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The repayment schedule of the minimum principal payments is shown below:

2021	$—
2022	1,446,507
2023	2,174,709
2024	2,647,714
2025	2,051,010
Total	8,319,940
Current portion	(926,349)
Non-current portion	$7,393,591

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $80,680 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at September 30, 2021, the balance is $203,932 of which $52,665 is current while $151,267 is non-current.

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

	Tranche 1		Tranche 2		Total
	CAD	USD	CAD	USD	CAD	USD
Maximum loan	1,043,593	819,116	1,492,787	1,171,689	2,536,380	1,990,805
Outstanding loan	1,043,593	819,116	1,392,787	1,093,199	2,436,380	1,912,315
Interest rate	16.00%		43.26%

Interest expense charged for the nine months ended September 30, 2021 in the amount of $365,440 (CAD 465,588) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $157,723 (CAD 200,947) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Outstanding management service fee

The balance owing to key officers of the Company is $465,694 (December 31, 2020: $217,359). The outstanding balance is primarily the outstanding management service fee.

Balances outstanding related to subsidiaries

On February 22, 2020, Randal MacLeod, who is a shareholder in the Company and former President of the subsidiary, Visava terminated his employment agreement and during the nine months ended September 30, 2021, $nil (September 30, 2020, $53,789) was paid as remuneration for management services included in salaries and wages. As of September 30, 2021, the balance owing is $nil (December 31, 2020: $nil).

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as of September 30, 2021 and December 31, 2020, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the quarter ended March 31, 2021, all of the warrants expired, none were exercised.

During the nine months ended September 30, 2021, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of September 30, 2021 is $26,608 and is included in accounts payable and accrued liabilities.

During the nine months ended September 30, 2021, the Company has purchased consulting services amounting to $nil from BaK Consulting which is owned by one of the Company’s directors. The balance outstanding as of September 30, 2021 is $nil.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of September 30, 2021 is $nil.

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

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2021	$86,049
2022	347,613
2023	347,316
2024	343,043
Thereafter	1,888,747
Total lease payments	3,012,768
Less imputed interest	(1,369,390)
Present value of lease liabilities	1,643,378
Current portion	(96,168)
Non-current portion	$1,547,210

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	$	$	$	$
Gross operating lease expense	66,924	68,690	204,433	219,444
Gross rent and utilities expenses	97,154	81,893	327,505	145,233
Recoverable expenses from JVCo related to rent and utilities	(133,760)	(146,229)	(531,285)	(237,679)
	30,318	4,354	653	126,998

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Salaries and wages and office general expenses as presented in the income statement are detailed as under:

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	$	$	$	$
Gross salaries and wages expense	(6,760)	183,644	899,279	465,086
Recoverable expenses from JVCo related to salaries and wages	4,709	(143,354)	(908,090)	(281,441)
	(2,051)	40,290	(8,811)	183,644

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	$	$	$	$
Gross office and general expense	(17,727)	88,898	50,617	96,728
Recoverable expenses from JVCo related to office and general	(10,643)	(83,528)	(61,260)	(7,829)
	7,084	5,370	(10,643)	88,898

10.     Convertible Promissory Notes

Interest amounting to $99 was accrued for the nine months ended September 30, 2021 (September 30, 2020: $12,098).

Principal amount outstanding as of September 30, 2021 and December 31, 2020 was $480 and $3,128, respectively. At both reporting dates, the entire balance was current.

During the nine months ended September 30, 2021, the Company converted the outstanding principal balance of Note K.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the nine months ended September 30, 2021, holders of convertible promissory notes converted principal amounting to $2,648 (September 30, 2020: $29,060). The Company recorded and fair valued the derivative liability as follows:

	Derivative				Derivative
	liability as at	Conversions / Redemption			liability as at
	December 31,	during the	Change due to	Fair value	September 30,
	2020	period	Issuances	adjustment	2021
	$	$	$	$	$
Note D	1,066	—	—	(77)	989
Note F	7,864	—	—	(874)	6,990
Note G	2,857	—	—	(318)	2,539
Note K	281	(227)	—	(54)	—
	12,068	(227)	—	(1,323)	10,518

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of September 30, 2021:

●	Projected annual volatility of 123%;

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

●	Risk free interest rate of 0.18%;
●	Stock price of $0.016;
●	Liquidity term of 0.25 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0065 to $0.0151.

11.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of September 30, 2021 and December 31, 2020

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 616,668,856 shares are outstanding as at September 30, 2021 (December 31, 2020: 573,277,094)

As of September 30, 2021, convertible notes, warrants and preferred stock outstanding could be converted into 4,672,053 (December 31, 2020: 6,928,486), 387,350,559 (December 31, 2020: 364,891,384) and 100,000,000 (December 31, 2020: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, the majority of the warrants are unlikely to be exercised due to the depressed share price.

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

Moreover, the Company had found an error in issuing in the incorrect number of shares for a private placement and therefore had recorded a subscription receivable in the amount of $23,697 based on the calculated fair value of the additional shares of the private placement and this was offset by shares to be issued, therefore, a net-zero effect on equity. These additional shares were cancelled in July 2021.

During the quarter ended September 30, 2021, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $280, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 8 for details.
Agreement with Serious Seeds	109,368	1,910	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,858,047	$193,228

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Warrants

As further explained in Note 14, the warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each period end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2021

	As at	As at	As at
	September 30, 2021	June 30, 2021	March 31, 2021
Forfeiture rate	0%	0%	0%
Stock price	$0.016	$0.024	$0.025
Exercise price	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250
Volatility	179% to 302%	216% to 304%	236% to 306%
Risk free interest rate	0.28%	0.25%	0.16% to 2.48%
Expected life (years)	0.23 to 1.93	0.21 to 1.93	0.01 to 1.93
Expected dividend rate	0%	0%	0%

2020

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.014	$0.011	$0.018	$0.010
Exercise price	$0.023 to $0.200	$0.023 to $0.200	$0.023 to $0.200	$0.023 to $0.200
Volatility	238% to 293%	244% to 306%	215% to 298%	195% to 286%
Risk free interest rate	0.13% to 2.48%	0.13% to 2.48%	0.16% to 2.66%	0.23% to 2.66%
Expected life (years)	0.15 to 1.93	0.01 to 1.93	0.01 to 2.12	0.24 to 2.37
Expected dividend rate	0%	0%	0%	0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The fair value of the warrants, which were issued during the below quarters, were measured on issuance dates using the Black-Scholes option pricing model using the below assumptions.

2021

	During quarter	During quarter	During quarter
	ended	ended	ended
	September 30,	June 30,	March 31,
	2021	2021	2021
Forfeiture rate	0%	0%	0%
Stock price	$0.015 to $0.022	$0.017 to $0.029	$0.011 to $0.067
Exercise price	$0.250	$0.025 to $0.061	$0.025 to $0.059
Volatility	302%	304%	306%
Risk free interest rate	0.21% to 0.22%	0.14% to 0.27%	0.09% to 0.14%
Expected life (years)	2	2	2
Expected dividend rate	0%	0%	0%
Fair value of warrants	$807	$114,211	$2,152,191

2020

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.012 to $0.014	$0.008 to $0.018	$0.008	$0.010 to $0.014
Exercise price	$0.200	$0.037 to $0.200	$0.200	$0.150 to $0.200
Volatility	293%	295% to 753%	305%	312%
Risk free interest rate	0.14% to 0.16%	0.11% to 0.27%	0.27%	1.61%
Expected life (years)	2	2 to 5	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$545	$132,357	$177	$3,137

Breakdown of warrants outstanding as of September 30, 2021 and December 31, 2020 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	September 30,	December 31,
	September 30,	December 31,	2021	2020
	2021	2020	(years)	(years)
Acquisition of CannaKorp	—	7,211,213	N/A	0.16
Private placements	376,783,885	346,233,258	0.23 to 1.72	0.15 to 1.62
Settlement of CannaKorp loans	—	930,240	N/A	0.24
Serious Seeds	566,674	416,671	0.27 to 1.93	1.01 to 1.26
CLI	10,000,000	10,100,002	3.87	4.62
Total	387,350,559	364,891,384

During the nine months ended September 30, 2021, 21,140,819 warrants expired (related to private placements, acquisition of CannaKorp and settlement of CannaKorp loans).

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.    Earnings (Loss) Per Share

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of three and nine months ended September 30, 2021 and 2020, and for the period ended three and nine months ended September 30, 2021 and 2020, diluted EPS excludes the change due in fair value of derivative value and gain on settlement of debt which is causing the operating loss to turn into a net income, resulting in the basic and diluted EPS being same for this period.

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

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2021, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1, on July 27, 2020 (“Effective Date”), the Company entered into a settlement agreement with cGreen, Inc., a Delaware corporation (“cGreen”). As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen. As at September 30, 2021, the outstanding balance is $40,000 of which $40,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

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

A claim for damages of $1,502,911 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2021, $11,533 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $105,512 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2021, $108,434 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the period and year ended September 30, 2021 and December 31, 2020, respectively, the pandemic did not have a material impact on the Company’s operations. As of September 30, 2021 and December 31, 2020, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of September 30, 2021, none of the above shares have been issued.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

15.    Subsequent Events

The Company’s management has evaluated subsequent events up to November 5, 2021, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three and nine months ended September 30, 2021 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen. As at September 30, 2021, the outstanding balance is $40,000 of which $40,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $968,160 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of September 30, 2021, the loan advanced amounts to $262,942 (CAD 335,000) and interest income charged for the nine months ended in the amount of $13,766 (CAD 17,539) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $21,836 (CAD 27,820) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Nine months ended September 30	2021		2020
	CAD	USD	CAD	USD
Sales	1,838,754	1,469,900	—	—
Cost of goods sold	1,199,941	959,232	—	—
Gross profit	638,813	510,668	—	—
Operation expenses	658,756	526,610	1,110,428	832,488
Net income (loss)	(19,943)	(15,942)	(1,110,428)	(832,488)

Eligible recoverable expenses	2,236,728	1,755,608	798,133	598,360
Recoverable amount	2,236,728	1,755,608	771,058	578,062
Income (loss) on equity	(9,971)	(7,971)	555,214	416,244

Due to reimbursement of an office and general expense during the current quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the nine months ended September 30, 2021, revenue was sold to six customers (2020: N/A).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of September 30,	2021		2020
	CAD	USD	CAD	USD
Assets	3,976,534	3,121,182	—	—
Liabilities	4,488,011	3,522,640	1,110,428	832,488
Equity	(511,477)	(401,458)	(1,110,428)	(832,488)

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

CLI purchased from the Company for the sum of $2,339,720 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second-tier subsidiary, to the Company in the principal balance of $8,552,080 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of September 30, 2021, $3,925 (CAD 5,000) is still outstanding from CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $886,937 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,648,290 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,527,378 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,417,492 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Employees

As of September 30, 2021, we had three employees which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As of September 30, 2021 and December 31, 2020

Cash and Restricted Cash

On September 30, 2021, we had cash of $45,179 (Excluding Restricted cash of 9,026) compared to $172,597 (Excluding Restricted Cash of 9,032) as of December 31, 2020. The decrease is due to investment in the joint venture which reflects payments of salaries, rent, and other operating expenses of our subsidiary, Canary, and payment towards outstanding payables during the period offset by proceeds from private placement during the current period ended.

Prepaid asset

On September 30, 2021, we had prepaid expenses of $44,347 compared to $46,775 as of December 31, 2020. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable

On September 30, 2021, we had $12,679 of gross sales tax recoverable compared to $95,386 as of December 31, 2020. This is due to the sales taxes paid by our subsidiary on expenses incurred during the year which are recoverable from the government.

We recorded an allowance of $1,421 (December 31, 2020: $19,924) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,063,548 as of September 30, 2021, primarily represents consulting and construction services related to capital work in progress and fixed asset additions amounting to $205,340, interest on promissory notes and loans amounting to $680,964, outstanding and accrued professional fees amounting to $982,421.

Accounts payable amounting to $1,809,120 as of December 31, 2020, primarily represents consulting and construction services related to capital work in progress amounting to $141,935, interest on promissory notes and loans amounting to $403,865, and outstanding plus accrued professional fees of $1,002,098.

Payable to related parties

As of September 30, 2021, we had $10,458,846 payable to related parties as compared to $9,934,960 as of December 31, 2020. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $99 was accrued for the nine months ended September 30, 2021 (September 30, 2020: $12,098).

The principal amount outstanding as of September 30, 2021 and December 31, 2020 was $480 and $3,128, respectively. At both reporting dates, the entire balance was current.

During the nine months ended September 30, 2021, the Company converted the outstanding principal balance of a promissory note.

Statement of Operations – For the three months ended September 30, 2021 and 2020:

Revenue

The Company did not generate revenue during the current quarter or the comparable quarter ended in 2020. However, Canary generated revenues of $742,730 (though its investment in JVCo) during the quarter ended September 30, 2021 (quarter ended December 31, 2020: $108,930) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The entire revenue was sold to six customers (2020: zero).

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

Expenses primarily represented consulting fees of $6,453 (2020: $6,933), management fees of $72,562 (2020: $69,710), legal and professional charges of $72,065 (2020: $158,232) comprising legal, review, accounting and Edgar agent fee, amortization and depreciation expense amounting to $240,983 (2020: $19,861), and office and general expenses amounting to $7,084 (2020: $5,370).

Changes in other income and expenses were due to the revaluation of the warrant and convertible debt liabilities on each quarter-end, loans charging interest expense for the full period compared to a partial period in the comparable period and started to earning net income from the joint venture, as a result, the share of loss has reduced.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $2,842,168 (2020: positive $2,537,885), loss on settlement amounting to $nil (2020: 5,665,569) interest and bank charges amounting to $266,098 (2020: $177,949), accretion expenses of $nil (2020: $11,985) related to promissory notes and share of loss from joint venture of $33,458 (2020: $280,916).

Statement of Operations – For the nine months ended September 30, 2021 and 2020:

Revenue

The Company did not generate revenue during the current period ended as compared to $30,000 revenue during the comparable period ended in 2020. The revenue represented the sale of Wisp™ vaporizer and pod units. However, Canary generated revenues of $1,469,900 (though its investment in JVCo) during the current period ended (quarter ended December 31, 2020: $108,930) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The entire revenue was sold to six customers (2020: zero).

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

Expenses primarily represented consulting fees of $15,068 (2020: $69,582), management fees of $226,359 (2020: $216,798), legal and professional charges of $187,862 (2020: $375,787) comprising legal, review, accounting and Edgar agent fee, amortization and depreciation expense amounting to $731,126 (2020: $62,656), and office and general expenses amounting to ($10,643) (2020: $88,898).

Changes in other income and expenses were due to the revaluation of the warrant and convertible debt liabilities on each quarter-end, loans charging interest expense for the full period compared to a partial period in the comparable period and started to earning net income from the joint venture, as a result, the share of loss has reduced.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $2,204,772 (2020: positive $3,528,760), gain on settlement amounting to $26,360 (2020: loss of $3,267,111) interest and bank charges amounting to $718,784 (2020: $294,736), accretion expenses of $nil (2020: $27,439) related to promissory notes and share of loss from joint venture of $7,971 (2020: $410,348).

Liquidity and Capital Resources

As of September 30, 2021, we had a working capital deficit of $3,114,793 (December 31, 2020: $4,118,770). We are actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the nine months ended September 30, 2021 and 2020:

Net cash used in operating activities

Operating activities used cash of $507,835 compared to the usage of cash of $1,219,795 for the corresponding period of the prior year. This improvement is due to the management’s efficient use of cash and Canary starting to generate sales through the JVCo compared to the prior period.

Net cash used in investing activities

Investing activities used cash of $923,497 compared to $612,503 for the corresponding period of the prior year. The current period cash utilization represents improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future.

Net cash from financing activities

Financing activities provided cash of $1,293,000 compared to $2,542,615 for the corresponding period of the prior year. During the current period, cash was primarily provided by private placements while in the prior period, loans were received from multiple related parties offset by a number of settlements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

All critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2020.

Subsequent Events

The Company’s management has evaluated subsequent events up to November 5, 2021, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	8-K	05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.7	Form of Convertible Promissory Note	8-K	03/07/16

10.8	Non-Negotiable Promissory Note	8-K	03/07/16

10.9	Securities Purchase Agreement	8-K	03/07/16

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	05/7/21

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: November 5, 2021	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: November 5, 2021	By:	/s/ Barry Alan Katzman
Director

Dated: November 5, 2021	By:	/s/ Saul Niddam
Director

Dated: November 5, 2021	By:	/s/ Frank Monte
Director