Form 10-K
period 2021-12-31
Target Group Inc.
filed 2022-03-18
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2021

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

Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the large, accelerated filer, accelerated filer, non-accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large, accelerated filer  ◻

Accelerated filer  ◻

Non-accelerated filer  ⌧

Smaller reporting company ⌧

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,824,053 as of June 30, 2021.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 18, 2022, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about a potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●“SEC” refers to the United States Securities and Exchange Commission;
●“Securities Act” refers to the Securities Act of 1933, as amended;

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

We intend to position ourselves with a core emphasis on wholesale & co-packaging services to accommodate all consumer-packaged goods required for the sophisticated cannabis market in Canada and internationally. This will integrate cannabinoid research, analytical testing, product development and manufacturing.

Our product manufacturing will include, but will not be limited to the following:

●	Cannabis flower pods for vaporizer use
●	Cannabis extract pods for vaporizer use
●	Cannabis pre-rolls
●	K-Cup infused coffee and tea pods
●	Infused cannabis beverages
●	Infused cannabis edibles
●Infused topical products and CBD wellness products.

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

Pursuant to the Exchange Agreement, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition to its Common Stock, the Company issued to the Visava shareholders, pro rata Common Stock Purchase Warrants to purchase an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. The transactions contemplated by the Exchange Agreement closed effective August 2, 2018. Visava will continue its business operations as a first-tier wholly-owned subsidiary of the Company with Canary operating as our second-tier subsidiary. During the year ended, December 31, 2020, all of the warrants expired, none were exercised.

CannaKorp Inc.

Pursuant to the terms of an Agreement and Plan of Share Exchange dated January 25, 2019 (“Exchange Agreement”), on March 1, 2019, we completed the acquisition of Massachusetts –based CannaKorp Inc., a Delaware corporation (“CannaKorp”). CannaKorp has developed a single-use pre-measured pod and vaporizer system for consumers interested in vaporizing natural herbs, including cannabis. The patent-pending system is known as The Wisp™ and Wisp Pods™. The Wisp™ vaporizer system extracts the medically beneficial compounds more efficiently while simultaneously offering a much safer and more enjoyable experience than other alternatives.

Under the terms of the Exchange Agreement, we issued 30,407,712 shares of our common stock to the exchanging CannaKorp shareholders in exchange for 99.8% of the outstanding common stock held by the CannaKorp shareholders. CannaKorp will continue to operate as our subsidiary. During the year ended, December 31, 2021, all of the warrants expired, none were exercised.

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

Under the Agency Agreement, Cannavolve will be paid a commission of 6% of net sales based on the wholesale prices of the Products. The initial term of the Agency Agreement is two (2) years from December 13, 2018, subject to a renewal term of two (2) additional years. In addition to customary termination provisions based upon the material default of either the Company or Cannavolve, we can terminate the Agency Agreement without cause upon ninety (90) days prior written notice. The agreement was renewed on December 13, 2020, for an additional two (2) years.

cGreen, Inc. Exclusive License Agreement

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement granted the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company had to issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would have to pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000.00 within ten (10) days of the effective date; $300,000.00 on January 10, 2020; and $400,000.00 on or before June 10, 2020, and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020.

During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen. As of December 31, 2021, the outstanding balance is $10,000 of which $10,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

Nabis Holding Sales Agreement

Effective September 17, 2019, CannaKorp entered into a Purchase, Licensing and Distribution Agreement (“Agreement”) with Nabis Arizona Property LLC of Scottsdale, Arizona (“Nabis”) concerning the distribution of CannaKorp’s Wisp™ Vaporizer and Wisp™ Pods in Arizona. The term of the Agreement was three (3) years with automatic renewals for additional one-year periods unless the Agreement was terminated pursuant to its terms. Nabis was required to pay CannaKorp $45,000 for the equipment needed to manufacture the WISP™ Pods, of which $4,500 was be paid within three (3) calendar days of Nabis obtaining regulatory approval of its vertically integrated license and the balance of $40,500 within 180 days of the effective date of the Agreement.

Under the Agreement, Nabis was licensed to manufacture the WISP™ Pods and to sell the WISP™ Pods in conjunction with the sale of the WISP™ Vaporizer. Nabis was required to meet minimum quarterly orders of two hundred (200) WISP™ Vaporizers and five thousand (5,000) WISP™ Pods cartridges. Nabis was licensed to sell the WISP™ Vaporizer and the WISP™ Pods to end users in Arizona, excluding Amazon, eBay, Walmart or other multistate/national brick and mortar or online sales. CannaKorp had granted Nabis a right of first refusal to obtain an exclusive license in Michigan and Washington for the same rights granted to Nabis in Arizona.

During the year ended December 31, 2020, the equipment to Nabis had been shipped and the Company had provided Nabis an additional 360 days before invoicing Nabis for the equipment. Once the additional period had passed, the Company was going to invoice Nabis. Additionally, in the first quarter of the Nabis agreement, minimum quantities were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Due to financial strain and difficulties during the pandemic, Nabis was forced to restructure its company in its entirety. This has caused strain on the financial position of Nabis and has affected their ability to fulfill their commitments in the agreement signed with CannaKorp. At this time, the partnership has since been terminated and all of CannaKorp’s CannaMatic machinery has now been sent back to CannaKorp.

As of the date of this report, the Company (i.e. Target Group Inc. and its subsidiaries) does not have any operations, employees or corporate offices based in United States.

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

Under the Joint Venture, JVCo is permitted to use the rooms of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) to operate and manage the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo is responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein are payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020, governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $946,560 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of December 31, 2020, the loan advanced amounts to $264,248 (CAD 335,000) and interest income charged for the year ended in the amount of $18,497 (CAD 23,450)

is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of $26,606 (CAD 33,730) is included in receivable from joint venture on the consolidated balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the year:

Year ended December 31,	2021		2020
	CAD	USD	CAD	USD
Sales	2,812,937	2,198,592	138,694	103,494
Cost of goods sold	2,367,595	1,850,513	—	—
Gross profit	445,342	348,079	138,694	103,494
Operation expenses	959,888	750,249	805,228	600,864
Net loss	(514,547)	(402,170)	(666,534)	(497,370)
Eligible recoverable expenses	3,193,190	2,518,788	1,430,776	1,123,731
Recoverable amount	3,193,190	2,518,788	1,390,163	1,091,834
Loss on equity	(349,277)	(272,995)	(333,267)	(248,685)

Due to reimbursement of an office and general expense during the current quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2021, revenue was sold to ten customers (2020: one).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), in accordance with the following order of priority:

a)First, the payment of recoverable expenses;
b)Second, to the repayment of the Hard Cost Loan until repaid in full;
c)Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)Finally, any remaining Net Income shall be distributed, on a monthly basis, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of December 31,	2021		2020
	CAD	USD	CAD	USD
Assets	4,830,446	3,810,256	1,068,910	839,522
Liabilities	6,020,535	4,748,998	1,735,444	1,363,018
Equity	(1,190,089)	(938,742)	(666,534)	(523,496)

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first-tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was the preliminary date of the agreement, and the agreement was not finalized until the later date as indicated below.

The CEO of the Company is the Secretary of CLI, a director of the Company, a shareholder of CLI and the brother of the CEO is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,287,520, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,361,280 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2021, $3,944 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)In the first year of the Term, Canary will pay CLI the greater of $891,344 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)In the second year of the Term, Canary will pay CLI the greater of $1,656,480 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)In the third year of the Term, Canary will pay CLI the greater of $2,539,936 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)In the fourth year of the Term, Canary will pay CLI the greater of $2,429,504 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
e)In the fifth year of the Term, Canary will pay CLI the balance owing under this Note, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2024, for an amount calculated by dividing twelve (12) into the sum of all amounts owing under this Note at the beginning of the fifth year of the Term on account of Principal and Interest, provided that where there are further amounts owing under this Note at the end of such fifth year, Canary will pay CLI all such further amounts within five (5) days following the end of such fifth year.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $78,880 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 17 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

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

Risks Related to Our Cannabis Business and the Cannabis Industry in the United States

Our proposed business is dependent on laws pertaining to the marijuana industry

Continued development of the marijuana industry is dependent upon continued legislative authorization and/or voter-approved referenda at the state level. Any number of factors could slow or halt progress in this area. In addition, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process, any one of which could slow or halt the use of marijuana, which could negatively impact our business.

Cannabis remains illegal under U.S. federal law.

The possession and use of marijuana are illegal under U.S. federal and certain states’ laws, which may negatively impact our business. The use of marijuana is regulated by both the U.S. federal government and state governments and state and U.S. federal laws regarding marijuana are often in conflict. Federal law criminalizing the use of marijuana pre-empts state laws that legalize the possession and use of marijuana for medical and recreational purposes. The Trump Administration has made statements indicating that the Trump Administration intends to take a harsher stance on federal marijuana laws. Any such changes in the federal government’s enforcement of current federal laws could adversely affect our ability to possess or cultivate marijuana. Marijuana is a Schedule 1 controlled substance under the Controlled Substance Act (“CSA”) meaning that it has a high potential for abuse, has not currently “accepted medical use” in the United States, lacks accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. No drug product containing natural cannabis or naturally-derived cannabis extracts have been approved by the U.S. Food and Drug Administration for use in the U.S. or obtained registration from the United States Drug Enforcement Administration (“DEA”) for commercial production and the DEA may never issue the registrations required of the commercialization of such products. We will continue to assess potential strategic acquisitions of existing or new businesses in the cannabis industry, should we determine that such activities are in our best interests and the best interests of our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis, particularly, if the federal government determines to actively enforce all federal laws applicable to cannabis.

Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our business.

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

Continued development of the cannabis industry is dependent upon continued legalization of cannabis at the state level and a number of factors could curtail or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, its sale and distribution, or the re-criminalization or restrictions on cannabis use at the state level could negatively impact our business. We cannot predict the nature of any future laws and regulations or their interpretations or applications. It is possible that regulations may be enacted in the future that will be materially adverse to our business.

Our potential customers, clients and companies with which we may elect to invest directly may have difficulty accessing the services of U.S. banks which may make it difficult for them to operate.

On February 14, 2014, the U.S. Financial Crimes Enforcement Network (“FinCen”) issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses consistent with the Bank Secrecy Act obligations. A memorandum issued by the U.S. Justice Department to federal prosecutors reiterated the guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. However, the FinCen guidelines fall short of the explicit legal authorization that the banking industry had requested the government provide. To date, it is not clear if any banks have relied on the FinCen guidelines to take on legal cannabis companies as clients. Because the use, sale and distribution of cannabis remains illegal under U.S. federal law, many banks will not accept deposits from or provide other bank services to a business involved with cannabis. The inability to open bank accounts may make it difficult for our existing and potential customers to operate.

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

Risks Related to Our Cannabis Business and the Cannabis Industry in Canada

The effects of the legalization of recreational cannabis in Canada are unknown at this time.

The Government of Canada approved the Cannabis Act (Bill C-45) which went into effect on October 17, 2018. The Cannabis Act allows for regulated and restricted access to cannabis for recreational adult use in Canada. Under the Cannabis Act, there are significant restrictions on the marketing, branding, product formats and distribution channels allowed under the law. Additional restrictions may be imposed at the provincial level. Any failure by us to comply with the applicable regulatory requirements at the federal and provincial level could require changes to our proposed operations; result in regulatory or agency proceedings or investigations, increase compliance costs, fines, penalties or restrictions on our operations or revocation of our licenses and other permits.

The recreational adult-use cannabis market in Canada may become oversupplied following the implementation of the Cannabis Act.

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

Our success is dependent to a great extent on the performance of our management team and certain key employees and our ability to attract, develop, motivate and retain highly qualified and skilled employees who are in high demand. The loss of the services of any key personnel, or an inability to attract other suitably qualified persons when needed, could prevent us from executing our business plan and we may not be able to find adequate replacements on a timely basis, if at all. Currently, we do not maintain any key-person insurance on the lives of any of our key personnel. Furthermore, each director and officer of a company that holds a license is subject to the requirement to obtain and maintain a security clearance from Canada Health under the Cannabis Act. A security clearance is valid for not more than five years and must be renewed before the expiration of the current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearance or that new personnel who require a security clearance be able to obtain one. A failure by an individual in a key operational position to maintain or renew a security clearance could result in a reduction or complete suspension of our operations.

Employees

As of December 31, 2021, we had 45 employees which include Anthony Zarcone, Chief Executive Officer.

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

Item 3. Legal Proceedings

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,656,480 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The  management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

A claim for damages of $1,469,380 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTCQB inter-dealer quotation service maintained by OTC Markets Group Inc. under the symbol “CBDY.” The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year
Fiscal year 2021
High	$0.079	0.033	0.027	0.019	0.079
Low	$0.011	0.014	0.013	0.003	0.003

Fiscal year 2020
High	$0.022	0.019	0.019	0.017	0.022
Low	$0.006	0.006	0.007	0.009	0.006

Our common stock is subject to Rule 15g-9 of the Exchange Act, known as the Penny Stock Rule, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission (“SEC”) also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

As of the date of this report, we have 617,025,999 shares of common stock issued and outstanding held by 432 stockholders of record.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2021, we issued 357,143 shares of common stock t which took place in 2019 pursuant to Regulation S under the Securities Act of 1933, as amended. The issuance was not completed until the period covered by this period.

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2021, the Company had not generated significant revenues and had no income or cash flows from operations since inception. As of December 31, 2021, the Company had a working capital deficit of $3,459,035 and an accumulated deficit of $26,263,614.

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

Balance sheet as of December 31, 2021 and 2020

Cash and restricted cash

On December 31, 2021, we had cash of $113,079 (excluding restricted cash of 9,072) compared to $172,597 (excluding restricted cash of 9,032) as of December 31, 2020. The decrease is due to investment in the joint venture which reflects payments of salaries, rent, and other operating expenses of our subsidiary, Canary, and payment towards outstanding payables during the period offset by proceeds from private placement during the current year ended.

Prepaid asset

As of December 31, 2021, we had prepaid expenses of $44,567 compared to $46,775 as of December 31, 2020. The balance represents the security deposit for the leased land for the facility to produce Medical Marijuana.

Sales tax recoverable

As of December 31, 2021, the Company had $22,146 of gross sales tax recoverable compared to $95,386 as of December 31, 2020. This is due to the sales tax paid on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance in the amount of $509 (2020: $19,924) stemming from potentially uncollectible balances within the outstanding sales tax recoverable amount.

Goodwill and intangible assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of our subsidiaries at the date of acquisition.

Fixed assets

The Company initiated construction on its leased 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). On June 4, 2021, Canary received its Sales License amendment from Health Canada.

Accounts payable and accrued liabilities

Accounts payable amounting to $2,885,909 as of December 31, 2021, primarily represents customer advance for sales amounting to $394,400, consulting and construction services related to fixed asset additions amounting to $163,101, interest on promissory notes and loans amounting to $952,376, outstanding and accrued professional fees amounting to $973,017.

Accounts payable amounting to $1,809,120 as of December 31, 2020, primarily represents consulting and construction services related to capital work in progress amounting to 141,935, interest on promissory notes and loans amounting to $403,865, and outstanding plus accrued professional fees of $1,002,098.

Payable to related parties

As of December 31, 2021, we had $10,658,800 of the amount payable to related parties as compared to $9,934,960 as of December 31, 2020. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional detail, refer to Note 14 in consolidated financial statements.

Convertible promissory notes payable

Interest amounting to $109 was accrued for the year ended December 31, 2021 (2020: $12,182).

The principal amount outstanding as of December 31, 2021 and 2020 was $480 and $3,128, respectively. As of December 31, 2021 and 2020, the entire balance was current.

During the year ended December 31, 2021, the Company converted the outstanding principal balance of Note K.

All notes maturing prior to the date of this report are outstanding.

Income statement for the years ended December 31, 2021 and 2020

Revenues for the years ended December 31, 2021 and 2020

The Company did not generate revenue during the current year ended as compared to $30,000 revenue during the comparable period ended in 2020. The revenue represented the sale of Wisp™ vaporizer and pod units. However, Canary generated revenues of $2,198,592 (though its investment in JVCo) during the current year ended (2020: $108,930) and is represented as a share of income from joint venture on the audited consolidated statement of operations. The revenue represents the sale of cannabis product, and the entire revenue was sold to ten customers (2020: one).

Expenses for the years ended December 31, 2021 and 2020

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and amortization and depreciation expense. The decrease in operating expenses for the year ended December 31, 2021 compared to 2020 is due to a lower level of activity compared to prior year, the management’s continuous efforts to control and reduce expenses, and Canary’s investment in the joint venture which is incurring the operation expenses of Canary.

Expenses for the year ended December 31, 2021 primarily represented consulting fees of $21,702 (2020: $69,466), management fees of $149,819 (2020: $286,978), legal and professional charges of $232,151 (2020: $477,539) comprising legal, review, accounting and Edgar agent fee, amortization and depreciation expense amounting to $971,524 (2020: $292,944).

Changes in other income and expenses were due to the revaluation of the warrant and convertible debt liabilities on each quarter-end, loans charging interest expense for the full period compared to a partial period in the comparable period and started to earning net income from the joint venture, as a result, the share of loss has reduced.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $2,930,894 (2020: positive $3,228,622), (gain) loss on settlement of debt amounting to $(26,049) (2020: $3,347,630), interest and bank charges amounting to $985,634 (2020: $514,028), accretion expenses of $nil (2020: $27,704) related to promissory notes and share of loss from joint venture of $272,995 (2020: $248,685). In addition, impairment of goodwill in the amount of $nil (2020: $4,413,742).

Liquidity and Capital Resources

As of December 31, 2021, the Company had a working capital deficit of $3,459,035 and an accumulated deficit of $26,263,614 (2020: Working capital deficit of $4,118,770 and an accumulated deficit of $26,536,495). The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2022 provided that it is successful in obtaining additional financing in the foreseeable future.

Statement of Cash Flow – For the years ended December 31, 2021 and 2020:

Net cash used in operating activities

Operating activities provided cash of $100,118 compared to the usage of cash of $1,433,169 during the prior year. This improvement is due to the management’s efficient use of cash and Canary starting to generate sales through the JVCo compared to the prior year.

Net cash used in investing activities

Investing activities used cash of $1,405,966 compared to $976,355 during the prior year. The current period cash utilization represents improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future.

Net cash from financing activities

Financing activities provided cash of $1,251,489 compared to $2,571,791 for the corresponding period of the prior year. During the current period, cash was primarily provided by private placements offset by settlement payments to one party while in the prior period, loans were received from multiple related parties offset by a number of settlements payments to multiple parties.

Item 8. Consolidated Financial Statements and Supplementary Data

TARGET GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Target Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Group, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 12 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if impairment indicators arise. During the year ended December 31, 2021, the Company recorded no impairment charge.

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

Spokane, Washington

March 18, 2022

TARGET GROUP INC.

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2021	2020
		$	$
ASSETS
Current assets
Cash		113,079	172,597
Restricted cash		9,072	9,032
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 6	99,000	99,000
Prepaid asset	Note 7	44,567	46,775
Sales tax recoverable, net of allowance	Note 8	21,637	75,462
Receivable from joint venture	Note 11	290,855	271,184
Other receivable	Note 14	3,944	78,540
Total current assets		584,222	754,658
Long term assets
Fixed assets	Note 10	6,841,770	7,793,997
Investment in joint venture	Note 11	1,870,123	721,156
Goodwill	Note 12	3,682,236	3,666,364
Operating lease right-of-use assets	Note 15	84,618	100,548
Total long term assets		12,478,747	12,282,065
Total assets		13,062,969	13,036,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft		506	1,562
Accounts payable and accrued liabilities	Note 13	2,885,909	1,809,120
Deferred revenue	Note 4	—	42,719
Settlement payable - Current portion	Note 9	10,000	90,000
Payable to related parties,net	Note 14	1,037,104	2,831,635
Operating lease liability - Current portion	Note 15	101,356	83,196
Convertible promissory notes, net	Note 16	480	3,128
Derivative liability	Note 16	7,902	12,068
Total current liabilities		4,043,257	4,873,428

Long term liabilities
Settlement payable - Non-current portion	Note 9	—	10,000
Payable to related parties, net - Non-current portion	Note 14	9,621,696	7,103,325
Operating lease liability - Non-current portion	Note 15	1,528,033	1,622,366
Warrant liability	Note 17	22,095	2,948,823
Total long term liabilities		11,171,824	11,684,514
Total liabilities		15,215,081	16,557,942

Contingencies and commitments	Note 18	—	—

Stockholders' deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at December 31, 2021 and 2020	Note 17	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 617,025,999 common shares outstanding as at December 31, 2021 573,277,094 common shares outstanding as at December 31, 2020	Note 17	61,703	57,328
Shares to be issued	Note 17	174,722	192,121
Additional paid-in capital		24,985,697	23,940,696
Accumulated deficit		(26,263,614)	(26,536,495)
Accumulated comprehensive loss		(1,110,720)	(1,174,969)
Total stockholders' deficiency		(2,152,112)	(3,521,219)
Total liabilities and stockholders' deficiency		13,062,969	13,036,723

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the	For the
		year ended	year ended
		December 31, 2021	December 31, 2020
		$	$
REVENUE		—	30,000
COST OF GOOD SOLD		—	(25,000)
Gross profit		—	5,000
OPERATING EXPENSES

Advisory and consultancy fee		21,702	69,466
Management services fee		149,819	286,978
Salaries and wages		(9,271)	175,509
Legal and professional fees		232,151	477,539
Advertising and promotion		—	299
Amortization and depreciation expense		971,524	292,944
Operating lease expense	Note 15	1,761	130,180
Office and general		(17,991)	136,462
Total operating expenses		1,349,695	1,569,377

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability		(2,930,894)	(3,228,622)
(Gain) loss on settlement		(26,049)	3,347,630
Interest and bank charges		985,634	514,028
Exchange loss		73,163	168,034
Accretion expense		—	27,704
Other income		(30,769)	(7,880)
Allowance for sales tax recoverable		(19,453)	7,119
Impairment of goodwill	Note 12	—	4,413,742
Share of loss from joint venture	Note 11	272,995	248,685
Debt issuance cost	Note 14	52,797	19,054
Total other (income) expenses		(1,622,576)	5,509,494
Net income (loss) before income taxes		272,881	(7,073,871)
Income taxes		—	—
Net income (loss)		272,881	(7,073,871)

Foreign currency translation adjustment		64,249	(277,892)
Comprehensive income (loss)		337,130	(7,351,763)

Earnings (loss) per share - basic and diluted		0.0005	(0.0125)
Weighted average shares - basic and diluted		595,347,680	566,883,437

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		Subscription	paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	175,099	17	—	—	—	2,631	—	—	2,648

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	62,496	1,294	—	—	—	—	1,294

Shares issued as consideration for private placement [Note 10 and 11]	—	—	44,573,807	4,458	(1,357,144)	(42,390)	—	1,065,739	—	—	1,027,807

Cancellation of shares [Note 10 and 11]	—	—	(1,000,001)	(100)	1,000,001	23,697	—	(23,597)	—	—	—

Change due to extinguishment of derivative liability on debt conversion	—	—	—	—	—	—	—	228	—	—	228

Net loss	—	—	—	—	—	—	—	—	272,881	—	272,881

Foreign currency translation	—	—	—	—	—	—	—	—	—	64,249	64,249
As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

As at December 31, 2019 (Reported)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	29,846,004	(19,462,624)	(897,077)	9,935,137

Reclassification of warrant liability [Note 14]	—	—	—	—	—	—	—	(6,146,116)	—	—	(6,146,116)
As at December 31, 2019 (Restated)	1,000,000	100	571,145,968	57,113	4,006,832	611,621	(220,000)	23,699,888	(19,462,624)	(897,077)	3,789,021

Cancellation of shares [Note 11]	—	—	(11,000,000)	(1,098)	—	—	220,000	(218,902)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	62,496	803	—	—	—	—	803

Execution of the settlement agreement [Note 11]	—	—	—	—	(3,500,000)	(260,050)	—	—	—	—	(260,050)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	3,131,126	313	—	—	—	40,457	—	—	40,770

Shares and warrants issued pursuant to debt purchase and assignment agreement [Note 11]	—	—	10,000,000	1,000	—	—	—	259,000	—	—	260,000

Correction to the number of shares to be issued for past private placements [Note 11]	—	—	—	—	1,241,847	(160,253)	—	160,253	—	—	—

Net income	—	—	—	—	—	—	—	—	(7,073,871)	—	(7,073,871)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(277,892)	(277,892)
As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2021	December 31, 2020
	$	$

OPERATING ACTIVITIES

Net income (loss) for the year	272,881	(7,073,871)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(2,930,894)	(3,228,622)
(Gain) loss on settlement	(26,049)	3,347,630
Accretion expense	—	27,704
Shares and warrants issued/to be issued for services	4,969	5,781
Allowance for sales tax recoverable	(19,453)	7,119
Amortization and depreciation expense t	971,524	292,944
Operating lease expense	266,757	289,083
Investment loss from joint venture	272,995	248,685
Debt issuance cost	52,797	19,054
Impairment of goodwill	—	4,413,742
Changes in operating assets and liabilities:
Change in inventory	—	25,000
Change in prepaid asset	2,400	(7,982)
Change in sales tax recoverable	73,471	(43,382)
Change in other receivable	74,751	(74,620)
Change in accounts payable and accrued liabilities	1,417,751	642,242
Change in operating lease liability, net	(333,782)	(323,676)
Net cash used in operating activities	100,118	(1,433,169)

INVESTING ACTIVITIES
Amounts invested on fixed assets	11,876	(42,505)
Investment in joint venture	(1,417,842)	(933,850)
Net cash used in investing activities	(1,405,966)	(976,355)

FINANCING ACTIVITIES
(Repayment) of bank overdraft facility	(1,058)	(43,001)
Proceeds from loans from related parties	314,740	3,467,676
Loan to joint venture	—	(249,978)
Settlement of promissory notes	—	(221,693)
Proceeds from private placements	1,027,807	—
Payment for settlement payable	(90,000)	(130,000)
Settlement of related party loan	—	(251,213)
Net cash provided by financing activities	1,251,489	2,571,791

Net (decrease) increase in cash and restricted cash during the year	(54,359)	162,267
Effect of foreign currency translation	(5,119)	8,875
Cash and restricted cash, beginning of year	181,629	10,487
Cash and restricted cash, end of year	122,151	181,629

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	2,648	40,770
Shares issued as consideration for services	1,294	803

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	480,578	266,018
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2021 AND 2020

1.   NATURE OF OPERATIONS

Target Group Inc. (“Target Group” or “the Company”) was incorporated on July 2, 2013 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Target Group Inc. is a diversified and vertically integrated, progressive company with a focus on both national and international presence. The Company owns and operates Canary Rx Inc, a Canadian licensed producer, regulated under The Cannabis Act. Canary Rx Inc operates a 44,000 square foot facility located in Norfolk County, Ontario, and has partnered with Dutch breeder, Serious Seeds, to cultivate exclusive & world-class proprietary genetics. The Company has begun structuring multiple international production and distribution platforms and intends to continue rapidly expanding its global footprint as it focuses on building an iconic brand portfolio whose focus aims at developing cutting-edge Intellectual Property among the medical and recreational cannabis markets. Target Group is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall consumer experience.

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current year end, the company has produced and sold cannabis products in the amount of $ 2,198,592 (Year ended December 31, 2020: $108,930) through its investment in a joint venture.

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition to its Common Stock, the Company issued to the Visava shareholders, pro rata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders held approximately 46.27% of the issued and outstanding Common Stock of the Company and Visava continues its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018. During the year ended, December 31, 2020, all of the warrants expired, none were exercised.

CannaKorp Inc.

Effective January 25, 2019, the Company entered into an Agreement and Plan of Share Exchange ("Exchange Agreement") with CannaKorp Inc., a Delaware corporation ("CannaKorp").The Company had previously entered into a Letter of Intent with CannaKorp dated November 30, 2018, which was disclosed in the Company's report on Form 8-K filed December 4, 2018.

The Exchange Agreement provided that, subject to its terms and conditions, the Company issued to the CannaKorp shareholders an aggregate of 30,407,412 shares of the Company's common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company issued Common Stock Purchase Warrants ("Warrants") in exchange for all outstanding and promised CannaKorp stock options. The Warrants granted the holders thereof the right to purchase up to approximately 7,211,213 shares of the Company's common stock. The Company also assumed all outstanding liabilities of CannaKorp. Upon the closing of the Exchange Agreement, CannaKorp continued its business operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019. During the year ended, December 31, 2021, all of the warrants expired, none were exercised.

cGreen, Inc. Exclusive License Agreement

Effective August 8, 2019, the Company entered into an Exclusive License Agreement ("License Agreement") with cGreen, Inc., a Delaware corporation ("cGreen"). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus(TM) in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and started paying $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860. As of December 31, 2021, the outstanding balance is $10,000 of which $10,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

Nabis Holding Sales Agreement

Effective September 17, 2019, CannaKorp entered into a Purchase, Licensing and Distribution Agreement (“Agreement”) with Nabis Arizona Property LLC of Scottsdale, Arizona (“Nabis”) concerning the distribution of CannaKorp’s Wisp™ Vaporizer and Wisp™ Pods in Arizona. The term of the Agreement was three (3) years with automatic renewals for additional one-year periods unless the Agreement is terminated pursuant to its terms. Nabis was required to pay CannaKorp $45,000 for the equipment needed to manufacture the WISP(TM) Pods, of which $4,500 would be paid within three (3) calendar days of Nabis obtaining regulatory approval of its vertically integrated license and the balance of $40,500 within 180 days of the effective date of the Agreement.

Under the Agreement, Nabis was licensed to manufacture the WISP™ Pods and to sell the WISP™ Pods in conjunction with the sale of the WISP™ Vaporizer. Nabis was required to meet minimum quarterly orders of two hundred (200) WISP™ Vaporizers and five thousand (5,000) WISP™ Pods cartridges. Nabis was licensed to sell the WISP™ Vaporizer and the WISP™ Pods to end users in Arizona, excluding Amazon, eBay, Walmart or other multistate/national brick and mortar or online sales. CannaKorp had granted Nabis a right of first refusal to obtain an exclusive license in Michigan and Washington for the same rights granted to Nabis in Arizona.

During the year ended December 31, 2020, the equipment to Nabis has been shipped and the Company has provided Nabis an additional 360 days before invoicing Nabis for the equipment. Once the additional period had passed, the Company would invoice Nabis. Additionally, in the first quarter of the Nabis agreement minimum quantities were shipped and invoiced (200 Wisp Units and 5000 Pod Assemblies to enable Nabis to manufacture 5000 complete Wisp Pods) for online and retail distribution in the Arizona Market. Due to financial strain and difficulties during the pandemic, Nabis was forced to restructure its company in its entirety. This caused strain on the financial position of Nabis and affected its ability to fulfill its commitments in the agreement signed with CannaKorp. At this time, the partnership has since been terminated and all of CannaKorp’s CannaMatic machinery has now been sent back to CannaKorp.

As of the date of this report, the Company (i.e. Target Group Inc. and its subsidiaries) does not have any operations, employees or corporate offices based in United States.

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

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first-tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was the preliminary date of the agreement, and the agreement was not finalized until the later date as indicated below. The CEO of the Company is the Secretary of CLI, a director of the Company, a shareholder of CLI and the brother of the CEO is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,287,520, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,361,280 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2021, $3,944 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $891,344 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;

b)	In the second year of the Term, Canary will pay CLI the greater of $1,656,480 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,539,936 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;

d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,429,504 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and

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

For the purposes of this Note, “Net Revenue” will mean any and all revenue generated from Canary’s Licensed Facility (hereinafter defined) to which it is entitled to net of applicable taxes and third-party expenses.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $78,880 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 17 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

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

3.   GOING CONCERN

The Company has earned minimal revenue since inception to date and has sustained operating losses during the year ended December 31, 2021. The Company had a working capital deficit of $3,459,035 and an accumulated deficit of $26,263,614 as of December 31, 2021. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

CASH

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2021 and 2020.

Restricted cash represents deposits made to the Company’s bank as a requirement to use the bank’s credit card which is not available for immediate or general business use.

ACCOUNT RECEIVABLE

Account receivable consists of amounts due to the Company from customers as a result of the Company's normal business activities. Account receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of December 31, 2021, the Company expects to collect these balances completely and therefore has not created any allowance for it.

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

An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising from the derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in the profit or loss in the period the asset is derecognized. The assets' residual values, useful lives and methods of depreciation are reviewed at each reporting date, and adjusted prospectively, if appropriate.

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

The Company evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such a review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

REVENUE RECOGNITION

The Company adopted ASC 606 effective January 1, 2019, using the modified retrospective method after electing to delay the adoption of the accounting standard as the Company qualified as an "emerging growth company". Since the Company did not have any contracts as of the effective day, therefore, there was no material impact on the consolidated financial statements upon adoption of the new standard. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell our finished products to our customers, wholesalers, distributors or retailers. Control of the finished products is transferred upon shipment to, or receipt at, our customers' locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized.

The Company did not generate any revenue during the year ended December 31, 2021, as compared to $30,000 revenue during the comparable period ended in 2020. The revenue represented the sale of Wisp™ vaporizer and pod units. Since the customer had received the units and there are no further obligations as per the agreement, revenue was recognized.

In addition, Canary generated revenue of $2,198,592 (though its investment in JVCo) during the year ended December 31, 2021 (2020: $108,930) and is represented as a share of income (losses) from joint venture on the consolidated statement of operations. The revenue was concentrated to ten customers (2020: one). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 11 for additional details.

Deferred revenue is due to a shipment sent to one of the Company's distributors. However, since control has not been transferred and the performance obligation has not been completed, revenue has not been recognized and proceeds received are classified as deferred revenue. During the year ended December 31, 2021, the Company was able to settle the payment for $27,500 leading to a gain of $15,219 and resulting in reducing deferred revenue to zero.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company’s Canadian-based subsidiary is the Canadian dollar, and the US-based parent is the U.S. dollar. In addition, effective April 1, 2019, the Company changed its functional currency from United States Dollar to Canadian Dollar thereby having an impact on additional paid-in capital and accumulated comprehensive income (loss). The presentation currency of the Company has remained unchanged at United States Dollar. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. All exchange gains or losses arising from the translation of these foreign currency transactions are included in net income (loss) for the year. In translating the consolidated financial statements of the Company and its Canadian subsidiaries from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high-quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2021 and 2020.

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

EARNINGS (LOSS) PER COMMON SHARE

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

During the year ended December 31, 2021, diluted EPS excludes the change due in fair value of derivative value and gain on settlement of debt which is causing the operating loss to turn into a net income, resulting in the basic and diluted EPS being the same for this period.

Convertible promissory notes, warrants and preferred stock as of December 31, 2021, are likely to be converted into shares of common stock, however, due to losses (after adjusting for change due in fair value of derivative value and gain on settlement of debt), their effect would be anti-dilutive. Refer to Note 17 for additional details.

CONVERTIBLE NOTES PAYABLE AND DERIVATIVE INSTRUMENTS

In accordance with ASU 2017-11, warrants with a down round feature are treated as equity, with no adjustment for changes in fair value at each reporting period. The Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

STOCK BASED COMPENSATION

The Company accounts for stock-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock-based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

MARKETING EXPENSES

Marketing, advertising and promotion expenditures are expensed in the annual period in which the expenditure is incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on the appraised value of the assets or the anticipated cash flows from the use of the asset or asset group, discounted at a rate commensurate with the risk involved.

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

The estimated fair value of cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes are valued Level 3, refer to Note 16 for further details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has not recorded any impairment losses related to our equity method investments during the year ended December 31, 2021.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s consolidated financial statements.

6.   INVENTORY

As of December 31, 2021, the inventory in the amount of $99,000 (2020: $99,000) consists of finished goods and is held at a third-party location.

In addition, the inventory in the amount of $99,000 (2020: $99,000) is secured against the loan provided by a related party and the Company's shareholder. Refer to Note 14 for further details.

7.   PREPAID ASSET

As of December 31, 2021, the Company had prepaid expenses of $44,567 compared to $46,775 as of December 31, 2020. The balance represents the security deposit for the leased land of the subsidiary’s facility.

8.   SALES TAX RECOVERABLE

As of December 31, 2021, the Company had $22,146 of gross sales tax recoverable compared to $95,386 as of December 31, 2020. This is due to the sales tax paid on expenses incurred during the year which are recoverable from the government.

The Company has recorded an allowance in the amount of $509 (2020: $19,924) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

9.   INTANGIBLE ASSETS

Effective August 8, 2019, the Company entered into an Exclusive License Agreement ("License Agreement") with cGreen, Inc., a Delaware corporation ("cGreen"). The License Agreement granted the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus(TM) in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020, and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and started paying $100,000 in monthly installments of $10,000 which commenced in April 2021 to cGreen. This resulted in a gain on settlement of $1,704,860. As of December 31, 2021, the outstanding balance is $10,000 of which $10,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current.

10.   FIXED ASSETS

The Company’s subsidiary, Canary, initiated construction on its leased 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company's facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). Canary currently operates as a licensed producer/wholesaler of craft cannabis in Ontario and has since been granted its sales amendment from Health Canada to sell directly to provincial retail boards for consumer products.

Canary has recorded a depreciation expense of $904,516 during the year ended December 31, 2021 (2020: $225,585). Since the facility was not operating during the first nine months of the fiscal year ended December 31, 2020, the depreciation expense was significantly higher for the current fiscal year ended.

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the year and accordingly, has recorded depreciation expense of $78,618 during the year ended December 31, 2021 (2020: $78,618).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	761,047	772,548	43,653	7,160,829	8,738,077
Accumulated depreciation	(140,481)	(731,811)	(42,400)	(981,615)	(1,896,307)
	620,566	40,737	1,253	6,179,214	6,841,770

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

Under the Joint Venture, JVCo is permitted to use the rooms of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada ("Licensed Site Portion”) to operate and manage the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $946,560 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of December 31, 2020, the loan advanced amounts to $264,248 (CAD 335,000) and interest income charged for the year ended in the amount of $18,497 (CAD 23,450) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of $26,606 (CAD 33,730) is included in receivable from joint venture on the consolidated balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the year:

Year ended December 31,	2021		2020
	CAD	USD	CAD	USD
Sales	2,812,937	2,198,592	138,694	103,494
Cost of goods sold	2,367,595	1,850,513	—	—
Gross profit	445,342	348,079	138,694	103,494
Operation expenses	959,888	750,249	805,228	600,864
Net loss	(514,547)	(402,170)	(666,534)	(497,370)
Eligible recoverable expenses	3,193,190	2,518,788	1,430,776	1,123,731
Recoverable amount	3,193,190	2,518,788	1,390,163	1,091,834
Loss on equity	(349,277)	(272,995)	(333,267)	(248,685)

Due to reimbursement of an office and general expense during the current quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2021, revenue was sold to ten customers (2020: one).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), in accordance with the following order of priority:

a)	First, the payment of recoverable expenses, explained below;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, on a monthly basis, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of December 31,	2021		2020
	CAD	USD	CAD	USD
Assets	4,830,446	3,810,256	1,068,910	839,522
Liabilities	6,020,535	4,748,998	1,735,444	1,363,018
Equity	(1,190,089)	(938,742)	(666,534)	(523,496)

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the CannaKorp shareholders an aggregate of 30,407,412 shares of the Company’s common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company issued Common Stock Purchase Warrants (“Warrants”) in exchange for all outstanding and promised CannaKorp stock options. The Warrants granted the holders thereof the right to purchase up to approximately 7,211,213 shares of the Company’s common stock. The Company also assumed all outstanding liabilities of CannaKorp. Upon the closing of the Exchange Agreement, CannaKorp continued its business operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019.

Due to the publicly traded nature of the Company’s shares of the common stock, the equity issuance of the shares was considered to be a more reliable measurement of the fair market value of the transaction compared to having a separate valuation of the net assets. During the year ended, December 31, 2021, all of the warrants expired, none were exercised.

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of March 1, 2019, was as follows:

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

The purchase consideration of 30,407,412 shares and 7,211,213 warrants of the Company’s common stock was valued as detailed below:

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

Additionally, the Company identified circumstances which would call for an evaluation of goodwill impairment and therefore impaired $1,485,925 reducing the goodwill related to the CannaKorp to $4,585,702.

During the year ended, December 31, 2020, the Company identified circumstances which would call for an evaluation of goodwill impairment and therefore impaired the remaining balance of goodwill related to the CannaKorp to $nil.

Refer to Note 17 for details on warrants.

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., a Canadian corporation that holds a leasehold interest in a parcel of property located in Ontario’s Garden Norfolk County for the production of cannabis.

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of Visava Inc. in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and issued to the Visava shareholders, pro rata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. As a result of this transaction, Visava Inc. became a wholly-owned subsidiary of the Company and the former shareholders of Visava Inc. owned approximately 46.27% of the Company’s shares of Common Stock. The transaction was closed effective August 2, 2018. During the year ended, December 31, 2020, all of the warrants expired, none were exercised.

This acquisition was accounted for using the acquisition method of accounting. The fair value of assets, liabilities and intangible assets and the purchase price allocation as of August 2, 2018, was as follows:

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

Refer to Note 17 for details on warrants.

During the year ended December 31, 2021 and 2020, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilizes the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required, and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to the statement of operations.

13.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $2,885,909 as of December 31, 2021, primarily represents customer advance for sales amounting to $394,400, consulting and construction services related to fixed asset additions amounting to $163,101, interest on promissory notes and loans amounting to $952,376, outstanding and accrued professional fees amounting to $973,017.

Accounts payable amounting to $1,809,120 as of December 31, 2020, primarily represents consulting and construction services related to capital work in progress amounting to 141,935, interest on promissory notes and loans amounting to $403,865, and outstanding plus accrued professional fees of $1,002,098.

14.   RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2021, the Company expensed $149,819 (December 31, 2020: $286,978) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of December 31, 2021, in the amount of $10,658,800 (December 31, 2020: $9,934,960) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI). June 15th was the preliminary date of the agreement, and the agreement was not finalized until the later date as indicated below.

The CEO of the Company is a director of the Company, the Secretary of CLI, a shareholder of CLI and the brother of the CEO is the President and sole director of CLI, therefore, the loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,287,520, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,361,280 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2021, $3,944 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

The Canary debt owed to CLI from Canary bears an interest rate of 5% per annum and matures on August 14, 2025. The repayment of the debt is guaranteed by the Company and its subsidiaries plus secured by a general security interest in the assets of the Company and its subsidiaries and a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp Inc. held by the Company. In addition to the above, CLI has been granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary. Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary. Interest expense charged for the year ended in the amount of $422,823 (CAD 537,361) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $582,967 (CAD 739,056) is included in accounts payable and accrued liabilities on the audited consolidated balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2022	$601,641
2023	2,141,303
2024	3,002,127
2025	2,616,209
Total	8,361,280
Current portion	(601,641)
Non-current portion	$7,759,639

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $78,880 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 17 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $264,635. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As of December 31, 2021, the balance is  $191,567 of which $52,927 is current while  $138,640 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 1, 2023, and therefore is presented as non-current. The loan was provided in two tranches and the latest amendment allowed to convert accrued interest of $110,032 (CAD 136,380) into principal and increase the maximum loan the Company could borrow. The specific details of each tranche of the loan are shown below:

	Tranche 1		Tranche 2		Total
	CAD	USD	CAD	USD	CAD	USD
Maximum loan	1,043,593	823,186	1,492,787	1,177,510	2,536,380	2,000,696
Outstanding loan	1,043,593	823,186	1,492,787	1,177,510	2,536,380	2,000,696
Interest rate	16.00%		43.26%

Interest expense charged for the twelve months ended December 31, 2021, in the amount of $528,848 (CAD 670,447) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $320,100 (CAD 405,806) is included in accounts payable and accrued liabilities on the consolidated balance sheet

Shareholder promissory note

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

Outstanding management service fee

The balance owing to key officers of the Company is $423,389 (December 31, 2020: $217,359). The outstanding balance is primarily the outstanding management service fee.

Balances outstanding related to subsidiaries

On February 22, 2020, Randal MacLeod, who is a shareholder in the Company and former President of the subsidiary, Visava terminated his employment agreement and during the year ended December 31, 2021, $nil (December 31, 2020: $54,307) was paid as remuneration for management services included in salaries and wages. As of December 31, 2021, the balance owing is $nil (December 31, 2020: $nil).

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company's subsidiary, CannaKorp. Total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as of December 31, 2021 and 2020, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2021, all of the warrants expired, none were exercised.

During the year ended December 31, 2021, the Company has purchased $nil of consulting services from GTA Angel Group which is partially owned by the Company’s CEO’s brother. The balance outstanding as of December 31, 2021 is $26,740 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of December 31, 2021 is $nil.

15.   OPERATING LEASE RIGHT-OF-USE ASSETS AND LEASE LIABILITY

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating lease. Upon adoption of ASC 842, the Company recognized $1,781,278 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,648,530 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

During the year ended December 31, 2021, the Company subleased its executive premises to a third party that makes rent payments directly to the landlord. However, if the sub-lessee cancels its sub-lease agreement with the landlord during the Company's lease term with the landlord (ending on August 30, 2023), the Company will be responsible for making rent payments for the period from the date of cancellation by the sub-lessee to August 30, 2023.

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce Craft Cannabis at Scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $27,608 (CAD 35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $737,467 (CAD 988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

$
2022	349,340
2023	349,042
2024	344,748
2025	348,195
Thereafter	1,549,937
Total lease payment	2,941,262
Less imputed interest	(1,311,873)
Present value of lease liabilities	1,629,389
Current portion	(101,356)
Non-current portion	1,528,033

Below is the reconciliation of the net operating lease presented on the consolidated statement of operations:

	For the	For the
	year ended	year ended
	December 31, 2021	December 31, 2020
	$	$
Gross operating lease expense	266,757	289,083
Gross rent and utilities expenses	417,157	270,366
Recoverable expenses from JVCo related to rent and utilities	(682,153)	(429,269)
	1,761	130,180

As explained in Note 11, the JVCo reimburses a certain percentage of gross expenses incurred by Canary which includes rent and utilities. Due to this unique circumstance and since operating lease expenses are related to rent expenses, the Company has decided to group the operating lease expenses, all lease related expenses and the recoverable amount from JVCo to show a net operating lease expense.

16.   CONVERTIBLE PROMISSORY NOTES

Below lists the convertible promissory notes the Company has issued:

Convertible promissory note issued on October 18, 2019, amounting to $168,300 (Note R).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was April 18, 2021.
2.	Interest on the unpaid principal balance of this Note accrued at the rate of 12% per annum.

3.	In the event the Noteholder exercised the right of conversion, the conversion price would be equal to 75% of the lowest closing bid price of the Company's common stock for the fifteen (15) trading days prior to the date of conversion.
4.	The Company was not obligated to accept any conversion request before six months from the date of the note.
5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company's then issued and outstanding common stock after the conversion.

During the quarter ended June 30, 2020, the Company settled the outstanding balance of Note R in full with a cash payment and recorded a loss of $43,156 as settlement of debt in the consolidated statement of operations. The loss is due to the prepayment penalty as per the note agreement.

Convertible Redeemable note issued on November 28, 2017, amounting to $33,000 (Note K).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the Note was March 10, 2019.
2.	Interest on the unpaid principal balance of this Note shall accrue at the rate of 12% per annum.
3.	In the event, the Noteholder exercises the right of conversion, the conversion price will be equal to 58% of the lowest closing bid price of the Company’s common stock for the twenty (15) trading days prior to the date of conversion. In June 2018, an amendment to the note was executed whereby the conversion price was fixed at $0.0151 per share.
4.	As the maturity date has passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

During the year ended December 31, 2021, the Company converted the outstanding principal balance of Note K in full.

Convertible promissory note issued on January 31, 2017, amounting to $33,000 (Note I).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was November 5, 2017
2.	Interest on the unpaid principal balance of this note accrued at the rate of 12% per annum.
3.	In the event the Noteholder exercised the right of conversion, the conversion price would be equal to 58% of the average of the three (3) lowest closing bid price of the Company’s common stock for the fifteen (15) trading days prior to the date of conversion.
4.	As the maturity date has passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion was limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

The Company converted the outstanding principal and accrued interest balance of Note I during the quarter ended June 30, 2020.

Convertible promissory note issued on May 13, 2016, amounting to $75,000 (Note D).

The key terms/features of the convertible note are as follows:

1.	The maturity date of the note was May 13, 2017.
2.	Interest on the unpaid principal balance of this note accrues at the rate of 8% per annum.
3.	In the event, the Noteholder exercises the right of conversion, the conversion price will be equal to 52% of the lowest closing bid price of the Company’s common stock for the twenty (20) trading days prior to the date of conversion.
4.	As the maturity date has passed, the Company is now obligated to accept all conversion requests on the note.
5.	Conversion is limited to the holder beneficially holding not more than 4.99% of the Company’s then issued and outstanding common stock after the conversion.

Interest amounting to $109 was accrued for the year ended December 31, 2021 (2020: $12,182).

The principal amount outstanding as of December 31, 2021 and 2020 was $480 and $3,128, respectively. As of December 31, 2021 and 2020, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2021, holders of convertible promissory notes converted principal and interest amounting to $ 2,648 and $nil, (2020: $29,060 and $11,710), respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	December 31,
	2020	period	Issuances	adjustment	2021
	$	$	$	$	$
Note D	1,066	—	—	(294)	772
Note F	7,864	—	—	(2,634)	5,230
Note G	2,857	—	—	(957)	1,900
Note K	281	(227)	—	(54)	—
	12,068	(227)	—	(3,939)	7,902

Key assumptions used for the valuation of convertible notes

The derivative element of the convertible notes was fair valued using the multinomial lattice model. Following assumptions were used to fair value these notes as of December 31, 2021:

●	Projected annual volatility of 196.4%;
●	Risk free interest rate of 0.41%;
●	Stock price of $0.009;
●	Liquidity term of 0.25 years;
●	Dividend yield of 0%; and
●	Exercise price in the range between $0.0034 to $0.0151.

17.   STOCKHOLDERS’ DEFICIENCY

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of December 31, 2021 and 2020

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at December 31, 2021 (December 31, 2020: 573,277,094)

As of December 31, 2021, convertible notes, warrants and preferred stock outstanding could be converted into 7,248,672 (December 31, 2020: 6,928,486), 350,178,339 (December 31, 2020: 364,891,384) and 100,000,000 (December 31, 2020: 100,000,000) shares of common stock, respectively. These together will exceed the authorized common share limit; however, the majority of the warrants are unlikely to be exercised due to the depressed share price.

Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series as may be determined by the board of directors. The board of directors may fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the stockholders of the Company, except that no holder of preferred stock shall have pre-emptive rights. Any shares of preferred stock so issued would typically have priority over the common stock concerning dividend or liquidation rights. The board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock unless otherwise required by law.

Series A Preferred Stock ("Series A Stock")

Dividends shall be declared and set aside for any shares of Series A Stock in the same manner and amount as for the Common Stock. Series A Stock, as a class, shall have voting rights equal to a multiple of 2X the number of shares of Common Stock issued and outstanding that are entitled to vote on any matter requiring shareholder approval. The Series A Stockholders shall not vote as a separate class but shall vote together with the common stock on all matters, including any amendment to increase or decrease the authorized capital stock. Upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation, the assets of the Company available for distribution to its shareholders shall be distributed to the holders of common stock and the holders of the Series A Stock ratably without any preference to the holders of the Series A Stock. Shares of Series A Stock can be converted at any time into fully paid and nonassessable shares of Common Stock at the rate of One Hundred (100) shares of Common Stock for each One (1) share of Series A Stock.

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

During the quarter ended December 31, 2021, the Company issued 357,143 shares of common stock for past private placements.

2020

During the quarter ended December 31, 2019, the Company had found an error in issuing in the incorrect private placement and therefore had recorded a subscription receivable in the amount of $220,000 based on the cash proceeds of the private placement and this was offset by shares to be issued, therefore, a net-zero effect on equity. During the quarter ended March 31, 2020, the incorrect number of shares, 11,000,000, were cancelled.

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

Private placements	346,296	$18,787

Consideration for private placements with the fair value based on cash proceeds received. Proper allocation between common stock and additional paid-in capital of the amount received will be completed in the period when the shares are issued.

Settlement of CannaKorp's loans	930,240	$80,838	Refer to Note 14 for details.
Agreement with Serious Seeds	124,992	$2,097	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,516,528	$174,722

Warrants

As further explained in Note 19, the warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2021

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.009	$0.016	$0.024	$0.025
Exercise price	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250
Volatility	182% to 300%	179% to 302%	216% to 304%	236% to 306%
Risk free interest rate	0.73%	0.28%	0.25%	0.16% to 2.48%
Expected life (years)	0.01 to 1.93	0.23 to 1.93	0.21 to 1.93	0.01 to 1.93
Expected dividend rate	0%	0%	0%	0%

2020

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.014	$0.011	$0.018	$0.010
Exercise price	$0.023 to $0.200	$0.023 to $0.200	$0.023 to $0.200	$0.023 to $0.200
Volatility	238% to 293%	244% to 306%	215% to 298%	195% to 286%
Risk free interest rate	0.13% to 2.48%	0.13% to 2.48%	0.16% to 2.66%	0.23% to 2.66%
Expected life (years)	0.15 to 1.93	0.01 to 1.93	0.01 to 2.12	0.24 to 2.37
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2021

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.011 to $0.016	$0.015 to $0.022	$0.017 to $0.029	$0.011 to $0.067
Exercise price	$0.250	$0.250	$0.025 to $0.061	$0.025 to $0.059
Volatility	300%	302%	304%	306%
Risk free interest rate	0.30% to 0.39%	0.21% to 0.22%	0.14% to 0.27%	0.09% to 0.14%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$524	$807	$114,211	$2,152,191

2020

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.012 to $0.014	$0.008 to $0.018	$0.008	$0.010 to $0.014
Exercise price	$0.200	$0.037 to $0.200	$0.200	$0.150 to $0.200
Volatility	293%	295% to 753%	305%	312%
Risk free interest rate	0.14% to 0.16%	0.11% to 0.27%	0.27%	1.61%
Expected life (years)	2	2 to 5	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$545	$132,357	$177	$3,137

Breakdown of warrants outstanding as of December 31, 2021 and 2020 are detailed below:

			Remaining	Remaining
	Warrants	Warrants	contractual life term	contractual life term
	outstanding as at	outstanding as at	as at	as at
	December 31,	December 31,	December 31,	December 31, 2020
	2021	2020	2021 (years)	(years)
Acquisition of CannaKorp	—	7,211,213	N/A	0.16
Private placements	339,561,664	346,233,258	0.02 to 1.47	0.15 to 1.62
Settlement of CannaKorp loans	—	930,240	N/A	0.24
Serious Seeds	616,675	416,671	0.01 to 1.93	1.01 to 1.26
CLI	10,000,000	10,100,002	3.62	4.62
Total	350,178,339	364,891,384

During the year ended December 31, 2021, 58,363,040 warrants expired (related to private placements, acquisition of CannaKorp and settlement of CannaKorp loans) (2020: 54,576,116).

Movement of the warrant liability is detailed below:

$
Warrant liability as at December 31, 2019	6,146,116
Warrant liability for new issuance	4,978
Change in fair value	(3,202,271)
Warrant liability as at December 31, 2020	2,948,823
Warrant liability for new issuance	3,674
Change in fair value	(2,930,402)
Warrant liability as at December 31, 2021	22,095

18.   CONTINGENCIES AND COMMITMENTS

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,656,480 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2021, $188,865 has been recorded in

CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1 and 9, on July 27, 2020 ("Effective Date"), the Company entered into a settlement agreement with cGreen, Inc., a Delaware corporation ("cGreen"). As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen . As at December 31, 2021, the outstanding balance is $10,000 of which $10,000 (December 31, 2020: $90,000) is current and $nil (December 31, 2020: $10,000) is non-current. As of the date of this report, the outstanding balance has been paid in full and the claim is closed.

In April 2020, an employee of Canary, who had previously resigned from the company, filed a claim that their bonus, which had been promised in their employment agreement was unpaid and had filled a claim with the Ministry of Labour in Ontario. During the quarter ended March 31, 2021, the Company settled with the employee of $15,776 (CAD 20,000) while the Company had accrued $33,172 (CAD 42,054).

A claim for damages of $1,469,380 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2021, $11,590 has been recorded in Target's payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $105,512 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

As of December 31, 2021, $108,973 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses

During the years ended December 31, 2021, and 2020, respectively, the pandemic did not have a material impact on the Company’s operations. As of December 31, 2021, and 2020, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) month following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds B.V. will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of December 31, 2021, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

19.   RESTATEMENT

During the quarter ended March 31, 2020, the Company identified that due to the change in the functional currency of the Company from United States Dollar to Canadian Dollar during the year ended December 31, 2019, the outstanding warrants as of December 31, 2019, no longer meet the scope exception of ASC 815 and therefore, should not be considered indexed to its own stock and as a result, these warrants should be re-classified from additional paid-in-capital to liability as at December 31, 2019.

As a result of this restatement, the following line items were restated in the comparative balance sheet as of December 31, 2019:

	Balance as
	previously		Restated
	reported	Adjustments	balance
	$	$	$
Warrant liability	—	6,146,116	6,146,116
Total liability	6,529,359	6,146,116	12,675,475

Additional paid-in capital	29,846,004	(6,146,116)	23,699,888
Total equity	9,935,137	(6,146,116)	3,789,021

20.   INCOME TAXES

Income taxes

The provision for income taxes is calculated at a US corporate tax rate of approximately 21% (2020: 21%) as follows:

	2021	2020
	$	$
Expected income tax (expense) recovery from net (income) loss	(57,305)	1,485,513
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	624,771	(32,473)
Change in the valuation allowance	(567,466)	(1,453,040)
	—	—

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

Net deferred tax assets consist of the following components as of December 31:

	2021	2020
	$	$
Tax effect of NOL Carryover	4,067,763	3,500,297
Less valuation allowance	(4,067,763)	(3,500,297)
	—	—

As of December 31, 2021, the Company performed a comprehensive analysis of its tax estimates and revised comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carryforwards of approximately $19,370,301 (2020: $16,668,080) that may be offset against future taxable income from the year by 2041. No tax benefit has been reported as of December 31, 2021, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

21.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 18, 2022, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent events to report:

As explained in Note 18, the Company has paid the outstanding balance of cGreen of $10,000 in full and the claim is closed.

During February 2022, the Company and the Company’s shareholder, as mentioned in Note 14, (“Lender”) entered into a Fifth Amending Agreement with the Lender pursuant to which the Lender agreed to lend the Company an additional $78,880 (CAD $100,000). The new loan carries interest at the rate of 3.0146% per month and the maturity date of the loan is extended to June 1, 2023. The remaining terms and conditions of the Original Loan remain in full force and effect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Management identified segregation of duties & maintenance of current accounting records as material weaknesses in internal control over financial reporting.

Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting is ineffective on December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Anthony Zarcone	48	Chief Executive Officer and Director

Barry Alan Katzman	62	Director

Saul Niddam	65	Director

Frank Monte	63	Director

Management of Target Group Inc.

Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

Anthony Zarcone

Anthony Zarcone serves as the Chief Executive Officer and as a director of the Company. He is an entrepreneur, property manager and co-founder of a food retail/wholesale business in southern Ontario, Canada.

Barry Alan Katzman

Barry Alan Katzman serves as a director of the Company. Mr. Katzman was the President and CEO of Tidal Health Solutions, a licensed premium medical cannabis company based in New Brunswick, Canada specializing in hospital-grade medical cannabis.

Saul Niddam

Saul Niddam serves as a director of the Company. He is the President of Norlandam Marketing Inc., a sales and marketing agency catering to national brands across North America. Mr. Niddam is also the Chief Executive Officer of the Company’s subsidiary, CannaKorp Inc.

Frank Monte

Frank Monte serves as a director of the Company. He is the principal owner and managing director of Brands Gone Wild of Brampton, Ontario, Canada which operates retail outlets through Canada.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, (“Exchange Act”). Our officers, directors and persons who beneficially hold more than 10% of our issued and outstanding equity securities are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Except as noted below, as of the date of this report, all persons required to file a report pursuant to Section 16 of the Exchange have filed the required reports.

Delinquent Section 16(a) Reports

There are no delinquent Section 16 (a) reports by those persons required to file under Section 16 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to our officers, directors and employees including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code will be provided to any person upon request, without charge. A request for a copy of the Code should be addressed in writing to the Company at 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5.

Item 11. Executive Compensation

The Company has not to the date paid any compensation to any officer or director. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision, and dental insurance program at subsidized rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

Directors Compensation

	Fees Earned			Non-equity	Change in
	or Paid in	Stock	Option	Incentive Plan	Pension	All Other
Name	Cash	Awards	Awards	Compensation	Value	Compensation	Total
Anthony Zarcone	$106,225 (CAD 135,000)	─	─	─	─	─	$106,225 (CAD 135,000)
Barry Alan Katzman	─	─	─	─	─	─	─
Saul Niddam	─	─	─	─	─	─	─
Frank Monte	─	─	─	─	─	─	─

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 18, 2022, regarding the beneficial ownership of our Common Stock by (i) our named executive officer, (ii) each of our directors, and (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

				Percent of
				Common shares
		Common shares		beneficially owned
Name and Address of Beneficial Owner	Position	beneficially owned		(1)
Anthony Zarcone 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Chief Executive Officer and Director	10,259,300	(2)	1.66%
Barry Alan Katzman 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	─		*
Saul Niddam 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	1,666,687		*
Frank Monte 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	─		*
Oakland Family Trust 3448 Lakeshore Road, Burlington, Ontario, Canada L7N 1B3		50,129,355		8.12%

Total owned by officers and directors		11,925,987		1.93%

* indicates less than 1%.

(1)	Based on 617,025,999 shares outstanding as of the date of this Report.
(2)	9,259,300 shares are held by The PJB Trust of which Anthony Zarcone is the Trustee.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Of our current directors, only Frank Monte is considered an “independent director” because he is not an executive officer of the Company or any of its subsidiaries. Barry Katzman is not considered independent because he is chairman of the Joint Venture (JVCo)’s board where Canary holds 50% of the voting equity interest in JVCo. Saul Niddam is not considered independent because he is the sole executive officer and director of CannaKorp. Inc., the Company’s wholly-owned subsidiary. In determining whether a director is “independent” the Company follows the criteria established by NASDAQ.

Certain Relationships and Related Transactions

Effective December 20, 2019, Jerry Zarcone, the brother of Anthony Zarcone, the Chief Executive Officer (CEO) and a director of the Company, entered into a loan agreement with the Company pursuant to which Jerry Zarcone agreed to loan the Company up to $2,000,696 (CAD 2,536,380) for working capital purposes. The loan was provided in two tranches with one bearing an annual interest rate of 16% while the other bearing an annual interest rate of 43.26%. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 1, 2023. Additional detail is provided in Note 14. The full text of the loan agreement is included in this report as Exhibit 10.20, 10.21, 10.22 and 10.23.

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

On June 15, 2020, the Company, and its subsidiaries, entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI). June 15th was the preliminary date of the agreement, and the agreement was not finalized until the later date as indicated below. The CEO of the Company is a director of the Company, the Secretary of CLI, a shareholder of CLI and the brother of the CEO is the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,287,520, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,361,280 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $78,880 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. The full text of the loan agreement is included in this report as Exhibit 10.26 and 10.27.

Item 14. Principal Accounting Fees and Services.

Our auditor, Fruci & Associates II, PLLC, is the registered independent accounting firm.

Audit Fees

We were billed $53,250 and $53,250 for years ended December 31, 2021 and 2020 respectively for professional services rendered for the audit of our consolidated financial statements.

Audit Related Fees

There were no other audit related fees for years ended December 31, 2021 and 2020.

Tax Fees

There were no tax fees for years ended December 31, 2021 and 2020.

All Other Fees

There were no other fees for years ended December 31, 2021 and 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Consolidated Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/13

3(i)(a)	Amended Articles of Incorporation*

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/13/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.285	05/07/21

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2022	TARGET GROUP INC.

	By:	/s/ Anthony Zarcone
Anthony Zarcone
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Anthony Zarcone	Director	March 18, 2022
Anthony Zarcone

/s/ Barry Alan Katzman	Director	March 18, 2022
Barry Alan Katzman

/s/ Saul Niddam	Director	March 18, 2022
Saul Niddam

/s/ Frank Monte	Director	March 18, 2022
Frank Monte