Form 10-K/A
period 2021-12-31
Target Group Inc.
filed 2022-03-25
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-55066

TARGET GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3621499
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

20 Hempstead Drive
Hamilton, Ontario, Canada	L8W 2E7
(Address of principal executive offices)	(Zip Code)

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

Large, accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Smaller reporting company ☒

Emerging growth company☐

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

Auditor Name	Auditor Location	Auditor Firm ID
Fruci & Associates II, PLLC	Spokane, Washington	5525

EXPLANATORY NOTE

THIS AMENDMENT NO. 1 ON FORM 10-K/A TO OUR ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021 FILED ON MARCH 18, 2022 IS BEING FILED SOLELY TO REVISE ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS- BY AMENDING THE NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED BY A DIRECTOR AND ALL DIRECTORS OF THE COMPANY.

AS REQUIRED BY RULE 12B-15 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, NEW CERTIFICATIONS BY OUR PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER ARE FILED AS EXHIBITS TO THIS FORM 10-K/A.

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

				Percent of
				Common shares
		Common shares		beneficially owned
Name and Address of Beneficial Owner	Position	beneficially owned		(1)
Anthony Zarcone 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Chief Executive Officer and Director	10,259,300	(2)	1.66%
Barry Alan Katzman 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	─		*
Saul Niddam 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	1,666,687		*
Frank Monte 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	8,148,104		1.32%
Oakland Family Trust 3448 Lakeshore Road, Burlington, Ontario, Canada L7N 1B3		50,129,355		8.12%

Total owned by officers and directors		20,074,091		3.25%

* indicates less than 1%.

(1)	Based on 617,025,999 shares outstanding as of the date of this Report.

(2)	9,259,300 shares are held by The PJB Trust of which Anthony Zarcone is the Trustee.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/13

3(i)(a)	Amended Articles of Incorporation	8-K		05/13/14

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/13/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.285	05/07/21

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*       Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2022	TARGET GROUP INC.

	By:	/s/ Anthony Zarcone
Anthony Zarcone
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and Director
/s/ Anthony Zarcone		March 24, 2022
Anthony Zarcone

/s/ Barry Alan Katzman	Director	March 24, 2022
Barry Alan Katzman

/s/ Saul Niddam	Director	March 24, 2022
Saul Niddam

/s/ Frank Monte	Director	March 24, 2022
Frank Monte

24