Form 10-Q
period 2022-03-31
Target Group Inc.
filed 2022-05-06
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 6, 2022, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2022	2021
		$	$
		(unaudited)
ASSETS
Current assets
Cash		194,707	113,079
Restricted cash		9,204	9,072
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 3	99,000	99,000
Prepaid asset		45,217	44,567
Sales tax recoverable, net of allowance	Note 4	—	21,637
Receivable from joint venture	Note 6	299,723	290,855
Other receivable	Note 8	4,002	3,944
Total current assets		653,921	584,222
Long term assets
Fixed assets	Note 5	6,711,178	6,841,770
Investment in joint venture	Note 6	2,083,963	1,870,123
Goodwill	Note 7	3,735,920	3,682,236
Operating lease right-of-use assets	Note 9	81,513	84,618
Total long term assets		12,612,574	12,478,747
Total assets		13,266,495	13,062,969

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		3,326,760	2,885,909
Settlement payable	Note 1	—	10,000
Sales tax payable	Note 4	42,152	—
Payable to related parties, net	Note 8	1,645,683	1,037,104
Operating lease liability - Current portion	Note 9	107,810	101,356
Convertible promissory notes, net	Note 10	480	480
Derivative liability	Note 10	11,270	7,902
Total current liabilities		5,134,661	4,043,257

Long term liabilities
Payable to related parties, net - Non-current portion	Note 8	9,311,424	9,621,696
Operating lease liability - Non-current portion	Note 9	1,521,113	1,528,033
Warrant liability	Note 11	1,080	22,095
Total long term liabilities		10,833,617	11,171,824
Total liabilities		15,968,278	15,215,081

Contingencies and commitments	Note 13	—	—

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at March 31, 2022 and December 31, 2021	Note 11	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 617,025,999 common shares outstanding as at March 31, 2022 and December 31, 2021	Note 11	61,703	61,703
Shares to be issued	Note 11	174,875	174,722
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(26,823,313)	(26,263,614)
Accumulated comprehensive loss		(1,100,845)	(1,110,720)
Total stockholders’ deficiency		(2,701,783)	(2,152,112)
Total liabilities and stockholders’ deficiency		13,266,495	13,062,969

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the
		three months ended	three months ended
		March 31, 2022	March 31, 2021
		$	$

REVENUE		—	—

OPERATING EXPENSES

Advisory and consultancy fee		11,239	1,906
Management services fee		27,885	77,943
Salaries and wages		17,831	4,669
Legal and professional fees		66,944	46,424
Depreciation expense		227,624	241,795
Operating lease expense	Note 9	(23,527)	(13,045)
Office and general		20,197	(18,274)
Total operating expenses		348,193	341,418

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability		(17,646)	2,091,334
(Gain) loss on settlement		—	(15,219)
Interest and bank charges		288,688	220,997
Exchange loss		34,034	27,380
Other income		(60,185)	(4,567)
Allowance for sales tax recoverable		(509)	4,414
Share of (income) loss from joint venture	Note 6	(46,125)	11,300
Debt issuance cost	Note 8	13,249	13,251

Total other expenses		211,506	2,348,890
Net loss before income taxes		(559,699)	(2,690,308)
Income taxes		—	—
Net loss		(559,699)	(2,690,308)

Foreign currency translation adjustment		9,875	36,140
Comprehensive loss		(549,824)	(2,654,168)

Loss per share - basic and diluted		(0.0009)	(0.0047)
Weighted average shares - basic and diluted		617,025,999	573,279,061

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	153	—	—	—	—	153

Net loss	—	—	—	—	—	—	—	—	(559,699)	—	(559,699)

Foreign currency translation	—	—	—	—	—	—	—	—	—	9,875	9,875

As at March 31, 2022	1,000,000	100	617,025,999	61,703	1,532,152	174,875	—	24,985,697	(26,823,313)	(1,100,845)	(2,701,783)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

								Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	deficit	loss
	#	$	#	$	#	$	receivable	$	$	$	$
As at December 31, 2020 (Reported)	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

Cancellation of shares [Note 11]	—	—	175,099	17	—	—	—	2,631	—	—	2,648

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	504	—	—	—	—	504

Execution of the settlement agreement [Note 11]	—	—	—	—	—	—	—	228	—	—	228

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	—	—	—	—	—	—	—	—	—

Shares and warrants issued pursuant to debt purchase and assignment agreement [Note 11]	—	—	—	—	—	—	—	—	—	—	—

Correction to the number of shares to be issued for past private placements [Note 11]	—	—	—	—	38,183,326	904,833	—	—	—	—	904,833

Net income	—	—	—	—	—	—	—	—	(2,690,308)	—	(2,690,308)

Foreign currency translation	—	—	—	—	—	—	—	—	—	36,140	36,140

As at March 31, 2021	1,000,000	100	573,452,193	57,345	40,010,125	1,097,458	—	23,943,555	(29,226,803)	(1,138,829)	(5,267,174)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	year ended	year ended
	March 31, 2022	March 31, 2021
	$	$
OPERATING ACTIVITIES

Net loss for the period	(559,699)	(2,690,308)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(17,646)	2,091,334
Gain on settlement	—	(15,219)
Shares and warrants issued/to be issued for services	583	1,906
Allowance for sales tax recoverable	(509)	4,414
Depreciation expense	227,624	241,795
Operating lease expense	67,802	68,058
Investment (income) loss from joint venture	(46,125)	11,300
Debt issuance cost	13,249	13,251

Changes in operating assets and liabilities:
Change in sales tax recoverable	63,773	(18,411)
Change in other receivable	—	75,041
Change in accounts payable and accrued liabilities	483,587	380,059
Change in operating lease liability, net	(84,596)	(83,769)
Net cash provided by operating activities	148,043	79,451

INVESTING ACTIVITIES
Amounts invested on fixed assets	(322)	(362,665)
Investment in joint venture	(138,002)	(422,920)
Net cash used in investing activities	(138,324)	(785,585)

FINANCING ACTIVITIES
Utilization of bank overdraft facility	—	30,344
Proceeds from loans from related parties	78,980	—
Proceeds from private placements	—	904,833
Payment for settlement payable	(10,000)	(10,000)
Net cash provided by financing activities	68,980	925,177

Net increase in cash and restricted cash during the period	78,699	219,043
Effect of foreign currency translation	2,824	3,729
Cash and restricted cash, beginning of period	122,151	181,629
Cash and restricted cash, end of period	203,674	404,401

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	—	2,648
Shares issued as consideration for services	153	504

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	—	—
Cash paid for taxes	—	—

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

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current period end, the company has produced and sold cannabis products of $1,096,321 (Period ended March 31, 2021: $197,607) through its investment in a joint venture.

On July 3, 2018, the Company filed an amendment in its articles of incorporation to change its name to Target Group Inc. The Company was able to secure an OTC Bulletin Board symbol CBDY from Financial Industry Regulatory Authority (FINRA).

As of the date of this report, the Company (i.e., Target Group Inc. and its subsidiaries) does not have any operations, employees or corporate offices based in United States.

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., a Canadian corporation that holds a leasehold interest in a parcel of property located in Ontario’s Garden Norfolk County for the production of cannabis.

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition, the Company issued to the Visava shareholders, prorate Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, Visava continues its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018. During the year ended, December 31, 2020, all of the warrants expired, none were exercised.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019. During the year ended, December 31, 2021, all of the warrants expired, none were exercised.

cGreen, Inc. Exclusive License Agreement

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement granted to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus™ in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020, and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the year ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company did not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at March 31, 2022, there was no outstanding balance (December 31, 2021: $10,000).

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

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first–tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below. The CEO (and also a director) of the Company is the Secretary of CLI, a shareholder of CLI and the CEO’s brother is the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,320,870 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,483,180 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of March 31, 2022, $4,002 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $904,339 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,680,630 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,576,966 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,464,924(CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $80,030 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the three months ended March 31, 2022. The Company had a working capital deficit of $4,480,740 and an accumulated deficit of $26,823,313 as of March 31, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2022, or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended December 31, 2021.

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

Revenue recognition

As per guidance under ASC 606, revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell our finished products to our customers, wholesalers, distributors or retailers. Control of the finished products is transferred upon shipment to, or receipt at, our customers’ locations, as determined by the specific terms of the contract. Once control is transferred to the customer, we have completed our performance obligation, and revenue is recognized.

The Company did not generate any revenue during the three months ended March 31, 2022 and 2021.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

In addition, Canary generated revenue of $1,096,321 (though its investment in JVCo) during the three months ended March 31, 2022 (period ended March 31, 2021: $197,607) and is represented as a share of income (losses) from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue was concentrated to six customers (2021: three). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 6 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the three months ended March 31, 2022, and 2021.

Recently Issued Accounting Standards

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.     Inventory

As of March 31, 2022, the inventory of $99,000 (December 31, 2021: $99,000) consists of finished goods and is held at a third-party location.

In addition, the inventory of $99,000 (December 31, 2021: $99,000) is secured against the loan provided by the Company’s shareholder. Refer to Note 8 for further details.

4.     Sales Tax Recoverable and Payable

As of March 31, 2022, the Company had $nil of gross sales tax recoverable compared to $22,146 as of December 31, 2021 while the Company had $42,152 of gross sales tax payable as of March 31, 2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

The Company has recorded an allowance of $nil (December 31, 2021: $509) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

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

Canary has recorded a depreciation expense of $227,042 during the three months ended March 31, 2022 (March 31, 2021: $228,004) while CannaKorp has recorded a depreciation expense of $582 during the three months ended March 31, 2021 (March 31, 2021: $13,791).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	772,041	773,694	43,688	7,265,227	8,854,650
Accumulated depreciation	(169,900)	(735,343)	(42,617)	(1,195,612)	(2,143,472)
	602,141	38,351	1,071	6,069,615	6,711,178

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

Under the Joint Venture, JVCo is permitted to use the rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada (“Licensed Site Portion”) to operate and manage the Licensed Site Portion for the cultivation and process of cannabis

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo will be responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020, governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $960,360 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of March 31, 2022, the loan advanced amounts to $268,101 (CAD 335,000) and interest income charged for the three months ended in the amount of $4,567 (CAD 5,782) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $31,622 (CAD 39,513) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Three months ended March 31,	2022		2021
	CAD	USD	CAD	USD
Sales	1,369,887	1,081,937	248,500	197,607
Cost of goods sold	713,168	563,260	141,509	112,528
Gross profit	656,719	518,677	106,991	85,079
Operation expenses	539,918	426,427	135,601	107,679
Net income (loss)	116,801	92,250	(28,610)	(22,600)

Eligible recoverable expenses	1,086,622	869,624	675,991	537,548
Recoverable amount	1,086,622	869,624	677,125	538,450
Income (loss) on equity	58,401	46,125	(14,305)	(11,300)

Due to reimbursement of an office and general expense during the comparable quarter ended which had been expensed in the books of Canary in the period prior to the comparable period, therefore, lead to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the three months ended March 31, 2022, revenue was sold to six customers (2021: three).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is the position of the JVCo as at:

As of	March 31,2022		December 31, 2021
	CAD	USD	CAD	USD
Assets	6,110,503	4,890,236	4,830,446	3,865,806
Liabilities	7,183,791	5,749,188	6,020,535	4,818,234
Equity	(1,073,288)	(858,952)	(1,190,089)	(952,428)

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

Due to the publicly traded nature of the Company’s shares of the common stock, the equity issuance of the shares was considered to be a more reliable measurement of the fair market value of the transaction compared to having a separate valuation of the net assets. This acquisition was accounted for using the acquisition method of accounting. As of March 1, 2019, the fair value of the net liabilities was $2,534,121 and the purchase consideration was fair valued as $4,062,844, shown below, leading to a goodwill allocation of $6,071,627.

The purchase consideration of 30,407,412 shares and 7,211,213 warrants of the Company’s common stock are valued as detailed below:

$
Number of Common Stock	30,407,712
Market price on the date of issuance	0.108
Fair value of Common Stock	3,284,033

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

During the year ended December 31, 2019, the goodwill was revaluated after the completion of CannaKorp’s audit of the year ended December 31, 2018. This resulted in changing the balance on the acquisition date, March 1, 2019, thereby increasing the goodwill by $369,315 to $6,071,627.

However, during the same year the Company identified circumstances that would call for an evaluation of goodwill impairment and therefore impaired $1,485,925 reducing the goodwill related to the CannaKorp to $4,585,702.

Further, during the year ended December 31, 2020, the Company identified circumstances that would call for an evaluation of goodwill impairment and therefore impaired the remaining balance of goodwill related to the CannaKorp to $nil.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of Visava Inc. in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and will issue to the Visava shareholders, prorate Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for two years following the issuance date of the Warrants. As a result of this transaction, Visava Inc. became a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018.

This acquisition was accounted for using the acquisition method of accounting. As of August 2, 2018, the fair value of the net liabilities was $275,353 and the purchase consideration was fair valued as $3,318,842, shown below, leading to a goodwill allocation of $3,594,195.

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

During the period and year ended March 31, 2022 and December 31, 2021, respectively, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.     Related Party Transactions and Balances

During the three months ended March 31, 2022, the Company expensed $27,885 (March 31, 2021: $77,943) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of March 31, 2022 of $10,957,107 (December 31, 2021: $10,658,800) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI). June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below.

The CEO (and also a director) of the Company is the Secretary of CLI, a shareholder of CLI and the brother of the CEO is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

CLI purchased from the Company for the sum of $2,320,870 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second- tier subsidiary, to the Company in the principal balance of $8,483,180 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of March 31, 2022, $4,002 (CAD 5,000) is still outstanding from CLI.

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

Interest expense charged for the three months ended in the amount of $104,649 (CAD 132,500) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $697,506 (CAD 871,556) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2022	$610,413
2023	2,172,521
2024	3,045,896
2025	2,654,351
Total	8,483,181
Current portion	(1,154,415)
Non-current portion	$7,328,766

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $80,680 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at March 31, 2022, the balance is $180,935 of which $53,699 is current while $127,236 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 1, 2023 and therefore is presented as non-current. The loan was provided in two tranches and the latest amendment increased the maximum loan amount of tranche two by $80,030 (CAD 100,00) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Tranche 1		Tranche 2		Total
	CAD	USD	CAD	USD	CAD	USD
Maximum loan	1,043,593	835,187	1,592,787	1,274,707	2,636,380	2,109,894
Outstanding loan	1,043,593	835,187	1,592,787	1,274,707	2,636,380	2,109,894
Interest rate	16.00%		43.26%

Interest expense charged for the three months ended March 31, 2022 in the amount of $168,921 (CAD 211,072) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $493,687 (CAD 616,878) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

Outstanding management service fee

The balance owing to key officers of the Company is $479,966 (December 31, 2021: $423,389). The outstanding balance is primarily the outstanding management service fee.

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of March 31, 2022 and December 31, 2021, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2021, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the three months ended March 31, 2022, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of March 31, 2022 is $27,130 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of March 31, 2022 is $nil.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The Company does not own any real property and it currently leases two locations. For accounting purposes, these leases are treated as operating leases. Upon adoption of ASC 842, the Company recognized $1,807,247 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,672,564 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) for its facility to produce Medical Marijuana. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $28,011 (CAD 35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $790,931 (CAD 988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2022	$265,847
2023	354,131
2024	349,774
2025	353,272
Thereafter	1,572,534
Total lease payments	2,895,558
Less imputed interest	(1,266,635)
Present value of lease liabilities	1,628,923
Current portion	(107,810)
Non-current portion	$1,521,113

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the
	three months ended	three months ended
	March 31, 2022	March 31, 2021
	$	$
Gross operating lease expense	67,802	68,058
Gross rent and utilities expenses	122,805	150,525
Recoverable expenses from JVCo related to rent and utilities	(214,134)	(231,628)
	(23,527)	(13,045)

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

10.     Convertible Promissory Notes

Interest amounting to $8 was accrued for the three months ended March 31,2022 (March 31, 2021: $82).

Principal amount outstanding as of March 31, 2022 and December 31, 2021 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the three months ended March 31, 2022, there were no conversion of principal balance of convertible promissory notes (March 31, 2021: $2,648). The Company recorded and fair valued the derivative liability as follows:

	Derivative				Derivative
	liability as at	Conversions / Redemption	Change due		liability as at
	December 31,	during the	to	Fair value	March 31,
	2021	period	Issuances	adjustment	2022
	$	$	$	$	$
Note D	772	—	—	299	1,071
Note F	5,230	—	—	2,251	7,481
Note G	1,900	—	—	818	2,718
Note K	—	—	—	—	—
	7,902	—	—	3,368	11,270

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of March 31, 2022:

●	Projected annual volatility of 235%;
●	Risk free interest rate of 1.37%;
●	Stock price of $0.009;
●	Liquidity term of 0.25 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0033 to $0.1700.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of March 31, 2022 and December 31, 2021

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at March 31, 2022 and December 31, 2021

As of March 31, 2022, convertible notes, warrants and preferred stock outstanding could be converted into 7,704,112 (December 31, 2021: 7,248,672), 88,387,208 (December 31, 2021: 350,178,339) and 100,000,000 (December 31, 2021: 100,000,000) shares of common stock, respectively.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2022

During the quarter ended March 31, 2022, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $153, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 14 for details.
Agreement with Serious Seeds	140,616	2,250	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,532,152	$174,875

Warrants

Due to the change in the functional currency of the Company from United States Dollar to Canadian Dollar (which took place during year ended December 31, 2019), any outstanding warrants with an exercise price in United States Dollar no longer meet the scope exception of ASC 815 and therefore, should not be considered indexed to its own stock and as a result, these warrants have been revalued on each period end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2022

As at
March 31,
2022
Forfeiture rate	0%
Stock price	$0.009
Exercise price	$0.023 to $0.250
Volatility	192% to 306%
Risk free interest rate	2.28%
Expected life (years)	0 to 1.93
Expected dividend rate	0%

2021

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.009	$0.016	$0.024	$0.025
Exercise price	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250
Volatility	182% to 300%	179% to 302%	216% to 304%	236% to 306%
Risk free interest rate	0.73%	0.28%	0.25%	0.16% to 2.48%
Expected life (years)	0.01 to 1.93	0.23 to 1.93	0.21 to 1.93	0.01 to 1.93
Expected dividend rate	0%	0%	0%	0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The fair value of the warrants, which were issued during the below quarters, were measured on issuance dates using the Black-Scholes option pricing model using the below assumptions.

2022

During quarter
ended
March 31, 2022
Forfeiture rate	0%
Stock price	$0.008 to $0.013
Exercise price	$0.250
Volatility	306%
Risk free interest rate	0.88% to 1.50%
Expected life (years)	2
Expected dividend rate	0%
Fair value of warrants	$430

2021

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.011 to $0.016	$0.015 to $0.022	$0.017 to $0.029	$0.011 to $0.067
Exercise price	$0.250	$0.250	$0.025 to $0.061	$0.025 to $0.059
Volatility	300%	302%	304%	306%
Risk free interest rate	0.30% to 0.39%	0.21% to 0.22%	0.14% to 0.27%	0.09% to 0.14%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$524	$807	$114,211	$2,152,191

Breakdown of warrants outstanding as of March 31, 2022 and December 31, 2021 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	March 31,	December 31,
	March 31,	December 31,	2022	2021
	2022	2021	(years)	(years)
Private placements	77,970,533	339,561,664	0.02 to 1.22	0.02 to 1.47
Serious Seeds	416,675	616,675	0.02 to 1.93	1.01 to 1.93
CLI	10,000,000	10,000,000	3.37	3.62
Total	88,387,208	350,178,339

During the three months ended March 31, 2022, 261,841,132 warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

$
Warrant liability as at December 31, 2021	22,095
Warrant liability for new issuance	430
Change in fair value	(21,445)
Warrant liability as at March 31, 2022	1,080

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

13.     Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,680,630 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of March 31, 2022, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,490,803 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of March 31, 2022, $11,533 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $104,662 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of March 31, 2022, $110,561 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1, on July 27, 2020 (“Effective Date”), the Company entered into a settlement agreement with cGreen, Inc., a Delaware corporation (“cGreen”). As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen. As at March 31, 2022, the outstanding balance has been paid in full and the claim is closed.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses.

During the period and year ended March 31, 2022 and December 31, 2021, respectively, the pandemic did not have a material impact on the Company’s operations. As of March 31, 2022 and December 31, 2021, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of March 31, 2022, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

15.    Subsequent Events

The Company’s management has evaluated subsequent events up to May 6, 2022, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent events to report

On May 3, 2022, pursuant to the Joint Venture agreement, dated May 14, 2020, one of the Company’s subsidiaries has finalized an arrangement with the Joint Venture partner for the repayment of recoverable expenses up to $1.6 million (CAD 2 million). As of the filing of this report, the Company has not received the payment.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three months ended March 31, 2022 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

As of the date of this report, the Company (i.e., Target Group Inc. and its subsidiaries) does not have any operations, employees or corporate offices based in United States.

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

Pursuant to the Exchange Agreement, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition to its Common Stock, the Company issued to the Visava shareholders, pro rata Common Stock Purchase Warrants to purchase an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. The transactions contemplated by the Exchange Agreement closed effective August 2, 2018. Visava continues its business operations as a first-tier wholly-owned subsidiary of the Company with Canary operating as our second-tier subsidiary. During the year ended, December 31, 2020, all of the warrants expired, none were exercised.

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

Under the terms of the Exchange Agreement, we issued 30,407,712 shares of our common stock to the exchanging CannaKorp shareholders in exchange for 99.8% of the outstanding common stock held by the CannaKorp shareholders. CannaKorp continues to operate as our subsidiary. During the year ended, December 31, 2021, all of the warrants expired, none were exercised.

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

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at March 31, 2022, there was no outstanding balance (December 31, 2021: $10,000).

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $960,360 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of March 31, 2022, the loan advanced amounts to $268,101 (CAD 335,000) and interest income charged for the three months ended in the amount of $4,567 (CAD 5,782) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $31,622 (CAD 39,513) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Three months ended March 31,	2022		2021
	CAD	USD	CAD	USD
Sales	1,369,887	1,081,937	248,500	197,607
Cost of goods sold	713,168	563,260	141,509	112,528
Gross profit	656,719	518,677	106,991	85,079
Operation expenses	539,918	426,427	135,601	107,679
Net income (loss)	116,801	92,250	(28,610)	(22,600)

Eligible recoverable expenses	1,086,622	869,624	675,991	540,995
Recoverable amount	1,086,622	869,624	677,125	541,903
Income (loss) on equity	58,401	46,125	(14,305)	(11,300)

Due to reimbursement of an office and general expense during the comparable quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the three months ended March 31, 2022, revenue was sold to six customers (2021: three).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of	March 31, 2022		December 31, 2021
	CAD	USD	CAD	USD
Assets	6,110,503	4,890,236	4,830,446	3,865,806
Liabilities	7,183,791	5,749,188	6,020,535	4,818,234
Equity	(1,073,288)	(858,952)	(1,190,089)	(952,428)

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

The CEO (and also a director) of the Company is the Secretary of CLI, a shareholder of CLI and the CEO’s brother is the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

CLI purchased from the Company for the sum of $2,320,870 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second-tier subsidiary, to the Company in the principal balance of $8,483,180 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of March 31, 2022, $4,002 (CAD 5,000) is still outstanding from CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $904,339 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,680,630 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,576,966 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,464,924 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $80,030 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

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

Employees

As of March 31, 2022, we had 61 employees which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As of March 31, 2022 and December 31, 2021

Cash and Restricted Cash

On March 31, 2022, we had cash of $194,707 (excluding restricted cash of 9,204) compared to $113,079 (excluding restricted cash of 9,072) as of December 31, 2021. The increase is due to increased cash being provided by operating activities and additional loan provided by a related party offset by investment in the joint venture which reflects payments of salaries, rent, and other operating expenses of our subsidiary, Canary.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

Prepaid asset

On March 31, 2022, we had prepaid expenses of $45,217 compared to $44,567 as of December 31, 2021. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On March 31, 2022, we had $nil of gross sales tax recoverable compared to $22,146 as of December 31, 2021 while the Company had $42,152 of gross sales tax payable as of March 31, 2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

We recorded no allowance (December 31, 2021: $509) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

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

Accounts payable and accrued liabilities

Accounts payable amounting to $3,326,760 as of March 31, 2022, primarily represents consulting and construction services related to capital work in progress and fixed asset additions amounting to $157,361, interest on promissory notes and loans amounting to $1,240,509, outstanding, accrued professional fees amounting to $972,197 and a customer advance payment of $568,411 for sales to be conducted by the Joint venture.

Accounts payable amounting to $2,885,909 as of December 31, 2021, primarily represents customer advance for sales amounting to $394,400, consulting and construction services related to fixed asset additions amounting to $163,101, interest on promissory notes and loans amounting to $952,376, outstanding and accrued professional fees amounting to $973,017.

Payable to related parties

As of March 31, 2022, we had $10,957,107 payable to related parties as compared to $10,658,800 as of December 31, 2021. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $8 was accrued for the three months ended March 31, 2022 (March 31, 2021: $82).

The principal amount outstanding as of March 31, 2022 and December 31, 2021 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended March 31, 2022 and 2021:

Revenue

The Company did not generate revenue during the current or the comparable quarter ended in 2022. However, Canary generated revenues of $1,096,321 (though its investment in JVCo) during the quarter ended March 31, 2022 (quarter ended March 31, 2021: $197,607) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the entire revenue was sold to six customers (2021: three).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The increase in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to negative office expenses in comparable period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control and reduce expenses.

Expenses primarily represented consulting fees of $11,239 (2021: $1,906), management fees of $27,885 (2021: $77,943), legal and professional charges of $66,944 (2021: $46,424) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $227,624 (2021: $241,795).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current period ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; and (3) started to earning net income from the joint venture, as a result, the share of loss has turned into share of income.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $17,646 (2021: negative $2,091,334), loss on settlement amounting to $nil (2021: 15,219) interest and bank charges amounting to $288,688 (2021: $220,997), and share of income from joint venture of $46,125 (2021: loss of $11,300).

Liquidity and Capital Resources

As of March 31, 2022, we had a working capital deficit of $4,480,740 (December 31, 2021: $3,459,035). We are actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the three months ended March 31, 2022 and 2021:

Operating activities

Operating activities provided cash of $148,043 compared to $79,451 for the corresponding period of the prior year. This improvement is due to the management’s efficient use of cash and Canary starting to generate sales through the JVCo compared to the prior period.

Investing activities

Investing activities used cash of $138,324 compared to $785,585 for the corresponding period of the prior year. The current period cash utilization represents improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future. The reduction is due to the JVCo starting to generate sales leading to reduced funding towards JVCo.

Financing activities

Financing activities provided cash of $68,980 compared to $925,177 for the corresponding period of the prior year. During the current period, cash was provided by a loan advance from a related party while in the prior period, cash was primarily provided by proceeds from private placements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

All critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2021.

Subsequent Events

The Company’s management has evaluated subsequent events up to May 6, 2022, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent events to report.

On May 3, 2022, pursuant to the Joint Venture agreement, dated May 14, 2020, one of the Company’s subsidiaries has finalized an arrangement with the Joint Venture partner for the repayment of recoverable expenses up to $1.6 million (CAD 2 million). As of the filing of this report, the Company has not received the payment

Description of Property

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,680,630 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

A claim for damages of $1,490,803 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of $104,662 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	09/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	05/7/21

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: May 6, 2022	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: May 6, 2022	By:	/s/ Barry Alan Katzman
Director

Dated: May 6, 2022	By:	/s/ Saul Niddam
Director

Dated: May 6, 2022	By:	/s/ Frank Monte
Director