Form 10-Q
period 2022-06-30
Target Group Inc.
filed 2022-08-08
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,627,695 as of June 30, 2022.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2022, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2022	2021
		$	$
		(unaudited)
ASSETS
Current assets
Cash		114,208	113,079
Restricted cash		8,924	9,072
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 3	99,000	99,000
Prepaid asset		43,844	44,567
Sales tax recoverable, net of allowance	Note 4	35,410	21,637
Receivable from joint venture	Note 6	444,234	290,855
Other receivable	Note 8	3,880	3,944
Total current assets		751,568	584,222
Long term assets
Fixed assets	Note 5	6,284,226	6,841,770
Investment in joint venture	Note 6	665,540	1,870,123
Goodwill	Note 7	3,622,484	3,682,236
Operating lease right-of-use assets	Note 9	74,752	84,618
Total long term assets		10,647,002	12,478,747
Total assets		11,398,570	13,062,969

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		82,549	506
Accounts payable and accrued liabilities		1,678,180	2,885,909
Settlement payable	Note 1	—	10,000
Sales tax payable	Note 4	—	—
Payable to related parties, net	Note 8	2,533,481	1,037,104
Operating lease liability - Current portion	Note 9	109,551	101,356
Convertible promissory notes, net	Note 10	480	480
Derivative liability	Note 10	12,421	7,902
Total current liabilities		4,416,662	4,043,257

Long term liabilities
Payable to related parties, net - Non-current portion	Note 8	8,016,930	9,621,696
Operating lease liability - Non-current portion	Note 9	1,445,503	1,528,033
Warrant liability	Note 11	764	22,095
Total long term liabilities		9,463,197	11,171,824
Total liabilities		13,879,859	15,215,081

Contingencies and commitments	Note 13	—	—

Stockholders’ deficiency
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; 1,000,000 shares issued and outstanding as at June 30, 2022 and December 31, 2021	Note 11	100	100
Common stock, $0.0001 par value, 850,000,000 shares authorized, 617,025,999 common shares outstanding as at June 30, 2022 and December 31, 2021	Note 11	61,703	61,703
Shares to be issued	Note 11	174,989	174,722
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(26,575,713)	(26,263,614)
Accumulated comprehensive loss		(1,128,065)	(1,110,720)
Total stockholders’ deficiency		(2,481,289)	(2,152,112)
Total liabilities and stockholders’ deficiency		11,398,570	13,062,969

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-1

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	six months ended	six months ended
		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		$	$	$	$

REVENUE		—	—	—	—

OPERATING EXPENSES

Advisory and consultancy fee		7,454	6,709	18,693	8,615
Management services fee		55,631	75,854	83,516	153,797
Salaries and wages		(8,056)	(11,429)	9,775	(6,760)
Legal and professional fees		105,647	69,373	172,591	115,797
Depreciation expense		225,335	248,348	452,959	490,143
Operating lease expense	Note 9	(10,378)	(16,620)	(33,905)	(29,665)
Office and general		(89,143)	547	(68,946)	(17,727)
Total operating expenses		286,490	372,782	634,683	714,200

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability		834	(1,453,938)	(16,812)	637,396
(Gain) loss on settlement		—	(11,141)	—	(26,360)
Interest and bank charges		272,373	231,689	561,061	452,686
Exchange loss		(76,027)	64,545	(41,993)	91,925
Other income		(637,591)	(4,760)	(697,776)	(9,327)
Allowance for sales tax recoverable		(1,750)	(2,916)	(2,259)	1,498
Share of (income) loss from joint venture	Note 6	(104,923)	(36,787)	(151,048)	(25,487)
Debt issuance cost	Note 8	12,994	13,511	26,243	26,762

Total other (income) expenses		(534,090)	(1,199,797)	(322,584)	1,149,093
Net income (loss) before income taxes		247,600	827,015	(312,099)	(1,863,293)
Income taxes		—	—	—	—
Net income (loss)		247,600	827,015	(312,099)	(1,863,293)

Foreign currency translation adjustment		(27,220)	79,680	(17,345)	115,820
Comprehensive income (loss)		220,380	906,695	(329,444)	(1,747,473)

Earning (loss) per share - basic		0.0004	0.0014	(0.0005)	(0.0032)
Weighted average shares - basic		617,025,999	573,452,193	617,025,999	573,366,589
Earning (loss) per share - diluted		0.0003	0.00016	(0.0004)	(0.0032)
Weighted average shares - diluted		773,218,857	573,452,193	773,218,857	573,366,589

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-2

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
	#	$	#	$	#	$	$	$	$	$	$
As at March 31, 2022	1,000,000	100	617,025,999	61,703	1,532,152	174,875	—	24,985,697	(26,823,313)	(1,100,845)	(2,701,783)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	114	—	—	—	—	114

Net income	—	—	—	—	—	—	—	—	247,600	—	247,600

Foreign currency translation	—	—	—	—	—	—	—	—	—	(27,220)	(27,220)

As at June 30, 2022	1,000,000	100	617,025,999	61,703	1,547,776	174,989	—	24,985,697	(26,575,713)	(1,128,065)	(2,481,289)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-1

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
	#	$	#	$	#	$	$	$	$	$	$
As at March 31, 2021	1,000,000	100	573,452,193	57,345	40,010,125	1,097,458	—	23,943,555	(29,226,803)	(1,138,829)	(5,267,174)

Cancellation of shares [Note 11]	—	—	—	—	—	—	—	—	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	323	—	—	—	—	323

Private placement held during quarter	—	—	—	—	5,033,337	122,974	—	—	—	—	122,974

Shares issued for prior private placements	—	—	44,216,664	4,422	(44,216,664)	(1,051,504)	—	1,047,082	—	—	—

Cancellation of shares	—	—	—	—	1,000,001	23,697	(23,697)	—	—	—	—

Net income	—	—	—	—	—	—	—	—	827,015	—	827,015

Foreign currency translation	—	—	—	—	—	—	—	—	—	79,680	79,680

As at June 30, 2021	1,000,000	100	617,668,857	61,767	1,842,423	192,948	(23,697)	24,990,637	(28,399,788)	(1,059,149)	(4,237,182)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-2

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2022

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$		$	$
As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	—	—	31,248	267	—	—	—	—	267

Net loss	—	—	—	—	—	—	—	—	(312,099)	—	(312,099)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(17,345)	(17,345)

As at June 30, 2022	1,000,000	100	617,025,999	61,703	1,547,776	174,989	—	24,985,697	(26,575,713)	(1,128,065)	(2,481,289)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-3

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2021

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$	$	$
As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

Cancellation of shares [Note 11]	—	—	—	—	1,000,001	23,697	(23,697)	—	—	—	—

Shares issued as consideration for consideration of the intellectual property rights	—	—	—	—	31,248	827	—	—	—	—	827

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	175,099	17	—	—	—	2,631	—	—	2,648

Extinguishment of derivative liability upon conversion of notes	—	—	—	—	—	—	—	228	—	—	228

Shares issued for prior private placements	—	—	44,216,664	4,422	(44,216,664)	(1,051,504)	—	1,047,082	—	—	—

Private placement held during the period	—	—	—	—	43,216,663	1,027,807	—	—	—	—	1,027,807

Net loss	—	—	—	—	—	—	—	—	(1,863,293)	—	(1,863,293)

Foreign currency translation	—	—	—	—	—	—	—	—	—	115,820	115,820

As at June 30, 2021	1,000,000	100	617,668,857	61,767	1,842,423	192,948	(23,697)	24,990,637	(28,399,788)	(1,059,149)	(4,237,182)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-4

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2022	June 30, 2021
	$	$
OPERATING ACTIVITIES

Net income (loss) for the period	(312,099)	(1,863,293)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(16,812)	637,396
Gain on settlement	—	(26,360)
Shares and warrants issued/to be issued for services	420	3,171
Allowance for sales tax recoverable	(2,259)	1,498
Depreciation expense	452,959	490,143
Operating lease expense	134,199	137,509
Investment (income) loss from joint venture	(151,048)	(25,487)
Debt issuance cost	26,243	26,762

Changes in operating assets and liabilities:
Change in prepaid asset	—	2,400
Change in sales tax recoverable	(12,058)	(8,142)
Change in other receivable	—	76,204
Change in accounts payable and accrued liabilities	(1,150,218)	446,731
Change in operating lease liability, net	(168,507)	(170,136)
Net cash used in operating activities	(1,199,180)	(271,604)

INVESTING ACTIVITIES
Amounts invested on fixed assets	(321)	(3,936)
Investment in joint venture	1,190,277	(813,954)
Net cash provided by (used in) investing activities	1,189,956	(817,890)

FINANCING ACTIVITIES
Utilization of bank overdraft facility	83,163	96
Proceeds from loans from related parties	78,660	—
Repayment of related party loan	(139,599)	—
Proceeds from private placements	—	1,027,807
Payment for settlement payable	(10,000)	(40,000)
Net cash provided by financing activities	12,224	987,903

Net decrease in cash and restricted cash during the period	3,000	(101,591)
Effect of foreign currency translation	(2,019)	16,603
Cash and restricted cash, beginning of period	122,151	181,629
Cash and restricted cash, end of period	123,132	96,641

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	—	2,648
Shares issued as consideration for services	114	504

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	2,084,621	471,412
Cash paid for taxes	—	—

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

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current period end, the company has produced and sold cannabis products of $2,109,626 (Period ended June 30, 2021: $716,000) through its investment in a joint venture.

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition, the Company issued to the Visava shareholders, prorate Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, Visava continues its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018. During the year ended December 31, 2020, all of the warrants expired, none were exercised.

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

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company did not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at June 30, 2022, there was no outstanding balance has been paid in full and the claim is closed (December 31, 2021: $10,000).

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,250,400 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,225,600 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2022, $3,880 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $876,880 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,629,600 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,498,720 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,390,080(CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $77,600 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the six months ended June 30, 2022. The Company had a working capital deficit of $3,814,106 and an accumulated deficit of $26,575,713 as of June 30, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The Company did not generate any revenue during the six months ended June 30, 2022 and 2021.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

In addition, Canary generated revenue of $2,109,626 (though its investment in JVCo) during the six months ended June 30, 2022 (period ended June 30, 2021: $716,000) and is represented as a share of income (losses) from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue was concentrated to three customers which exceeded 5% of total revenue (2021: three). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 6 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the six months ended June 30, 2022, and 2021.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.     Inventory

As of June 30, 2022, the inventory of $99,000 (December 31, 2021: $99,000) consists of finished goods and is held at a third-party location.

In addition, the inventory of $99,000 (December 31, 2021: $99,000) is secured against the loan provided by the Company’s shareholder. Refer to Note 8 for further details.

4.     Sales Tax Recoverable and Payable

As of June 30, 2022, the Company had $37,138 of gross sales tax recoverable compared to $22,146 as of December 31, 2021 while the Company had $nil of gross sales tax payable as of June 30, 2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

The Company has recorded an allowance of $1,728 (December 31, 2021: $509) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

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

Canary has recorded a depreciation expense of $452,245 during the six months ended June 30, 2022 (June 30, 2021: $463,160) while CannaKorp has recorded a depreciation expense of $714 during the six months ended June 30, 2022 (June 30, 2021: $26,983).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	748,810	771,952	43,615	7,044,629	8,609,006
Accumulated depreciation	(191,550)	(737,533)	(42,770)	(1,352,927)	(2,324,780)
	557,260	34,419	845	5,691,702	6,284,226

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

In addition, Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020, governing the management and administration of the business of JVCo.

On May 3, 2022, the joint venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $ 1,585,432 (CAD 2,043,082) of which $1,001,675 (CAD 1,290,818) were reduced from investment in joint venture as these represented recovery of investment and $591,731 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support joint venture operations. Also refer to shareholder loan in Note 8.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $931,200 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of June 30, 2022, the loan advanced amounts to $259,960 (CAD 335,000) and interest income charged for the six months ended in the amount of $9,147 (CAD 11,629) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $35,199 (CAD 45,359) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Six months ended June 30,	2022		2021
	CAD	USD	CAD	USD
Sales	2,681,955	2,109,626	892,601	716,000
Cost of goods sold	1,332,020	1,047,767	417,338	334,768
Gross profit	1,349,935	1,061,859	475,263	381,232
Operation expenses	965,882	759,763	411,717	330,259
Net income	384,053	302,096	63,546	50,973

Eligible recoverable expenses	2,475,041	1,920,632	1,499,038	1,209,424
Recoverable amount	2,475,041	1,920,632	1,499,038	1,209,424
Income on equity	192,026	151,048	31,773	25,487

Due to reimbursement of an office and general expense during the comparable quarter ended which had been expensed in the books of Canary in the period prior to the comparable period, therefore, lead to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the six months ended June 30, 2022, revenue was concentrated to three customers which exceeded 5% of total revenue (2021: three).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is the position of the JVCo as at:

As of	June 30, 2022		December 31, 2021
	CAD	USD	CAD	USD
Assets	7,806,750	6,058,038	4,830,446	3,897,204
Liabilities	8,612,786	6,683,522	6,020,535	4,857,368
Equity	(806,036)	(625,484)	(1,190,089)	(960,164)

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

During the period and year ended June 30, 2022 and December 31, 2021, respectively, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.     Related Party Transactions and Balances

During the six months ended June 30, 2022, the Company expensed $83,516 (June 30, 2021: $153,797) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of June 30, 2022 of $10,550,411 (December 31, 2021: $10,658,800) is below:

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

CLI purchased from the Company for the sum of $2,250,400 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second- tier subsidiary, to the Company in the principal balance of $8,225,600 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2022, $3,880 (CAD 5,000) is still outstanding from CLI.

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

Interest expense charged for the six months ended in the amount of $208,909 (CAD 265,585) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $40,439 (CAD 52,113) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

During the quarter ended June 30, 2022, the Company made a lumpsum amount of $888,858 (CAD 1,130,000), the principal and interest portion were 139,599 (CAD 177,472) and $749,259 (CAD 952,528).

The repayment schedule of the minimum principal payments is shown below:

2022	$934,275
2023	2,131,468
2024	2,761,119
2025	2,261,019
2026	—
Total	8,087,881
Current portion	(2,006,283)
Non-current portion	$6,081,598

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $77,600 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at June 30, 2022, the balance is $162,568 of which $52,068 is current while $110,500 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 1, 2023 and therefore is presented as non-current. The loan was provided in two tranches and the latest amendment increased the maximum loan amount of tranche two by $77,600 (CAD 100,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Tranche 1		Tranche 2		Total
	CAD	USD	CAD	USD	CAD	USD
Maximum loan	1,043,593	809,828	1,592,787	1,236,003	2,636,380	2,045,831
Outstanding loan	1,043,593	809,828	1,592,787	1,236,003	2,636,380	2,045,831
Interest rate	16.00%		43.26%

Interest expense charged for the six months ended June 30, 2022 in the amount of $329,404 (CAD 424,489) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $111,015 (CAD 143,060) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

Outstanding management service fee

The balance owing to key officers of the Company is $514,266 (December 31, 2021: $423,389). The outstanding balance is primarily the outstanding management service fee.

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of June 30, 2022 and December 31, 2021, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2021, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the six months ended June 30, 2022, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of June 30, 2022 is $26,306 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of June 30, 2022 is $nil.

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

The Company does not own any real property and it currently leases two locations. For accounting purposes, these leases are treated as operating leases. Upon adoption of ASC 842, the Company recognized $1,752,373 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,621,779 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2022	$171,879
2023	343,378
2024	339,154
2025	342,545
Thereafter	1,524,786
Total lease payments	2,721,742
Less imputed interest	(1,166,688)
Present value of lease liabilities	1,555,054
Current portion	(109,551)
Non-current portion	$1,445,503

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	$	$	$	$
Gross operating lease expense	66,672	69,451	134,199	143,119
Gross rent and utilities expenses	132,169	312,822	254,382	226,109
Recoverable expenses from JVCo related to rent and utilities	(209,219)	(398,893)	(422,486)	(398,893)
	(10,378)	(16,620)	(33,905)	(29,665)

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

10.     Convertible Promissory Notes

Interest amounting to $18 was accrued for the six months ended June 30,2022 (June 30, 2021: $89).

Principal amount outstanding as of June 30, 2022 and December 31, 2021 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the six months ended June 30, 2022, there were no conversion of principal balance of convertible promissory notes (June 30, 2021: $2,648). The Company recorded and fair valued the derivative liability as follows:

	Derivative				Derivative
	liability as at	Conversions / Redemption	Change due		liability as at
	December 31,	during the	to	Fair value	June 30,
	2021	period	Issuances	adjustment	2022
	$	$	$	$	$
Note D	772	—	—	410	1,182
Note F	5,230	—	—	3,014	8,244
Note G	1,900	—	—	1,095	2,995
	7,902	—	—	4,519	12,421

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of June 30, 2022:

●	Projected annual volatility of 235% to 266%;
●	Risk free interest rate of 1.37% to 2.36%;
●	Stock price of $0.008 to 0.009;
●	Liquidity term of 0.25 to 0.50 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0029 to $0.1700.

11.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of June 30, 2022 and December 31, 2021

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at June 30, 2022 and December 31, 2021

As of June 30, 2022, convertible notes, warrants and preferred stock outstanding could be converted into 8,969,204 (December 31, 2021: 7,248,672), 56,192,858 (December 31, 2021: 350,178,339) and 100,000,000 (December 31, 2021: 100,000,000) shares of common stock, respectively.

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

During the quarter ended June 30, 2022, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $114, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 14 for details.
Agreement with Serious Seeds	156,240	2,364	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,547,776	$174,989

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

2022

	As at	As at
	June 30,	March 31,
	2022	2022
Forfeiture rate	0%	0%
Stock price	$0.008	$0.009
Exercise price	$0.050 to $0.300	$0.023 to $0.250
Volatility	192% to 306%	192% to 306%
Risk free interest rate	2.92%	2.28%
Expected life (years)	0 to 1.94	0 to 1.93
Expected dividend rate	0%	0%

2021

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.009	$0.016	$0.024	$0.025
Exercise price	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250
Volatility	182% to 300%	179% to 302%	216% to 304%	236% to 306%
Risk free interest rate	0.73%	0.28%	0.25%	0.16% to 2.48%
Expected life (years)	0.01 to 1.93	0.23 to 1.93	0.21 to 1.93	0.01 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants, which were issued during the below quarters, were measured on issuance dates using the Black-Scholes option pricing model using the below assumptions.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2022

	During quarter	During quarter
	ended	ended
	June 30, 2022	March 31, 2022
Forfeiture rate	0%	0%
Stock price	$0.005 to $0.010	$0.008 to $0.013
Exercise price	$0.300	$0.250
Volatility	299%	306%
Risk free interest rate	2.50% to 2.73%	0.88% to 1.50%
Expected life (years)	2	2
Expected dividend rate	0%	0%
Fair value of warrants	$306	$430

2021

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.011 to $0.016	$0.015 to $0.022	$0.017 to $0.029	$0.011 to $0.067
Exercise price	$0.250	$0.250	$0.025 to $0.061	$0.025 to $0.059
Volatility	300%	302%	304%	306%
Risk free interest rate	0.30% to 0.39%	0.21% to 0.22%	0.14% to 0.27%	0.09% to 0.14%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$524	$807	$114,211	$2,152,191

Breakdown of warrants outstanding as of June 30, 2022 and December 31, 2021 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	June 30,	December 31,
	June 30,	December 31,	2022	2021
	2022	2021	(years)	(years)
Private placements	45,792,850	339,561,664	0.01 to 0.98	0.02 to 1.47
Serious Seeds	400,008	616,675	0.19 to 1.93	0.01 to 1.93
CLI	10,000,000	10,000,000	3.12	3.62
Total	56,192,858	350,178,339

During the six months ended June 30, 2022, 294,085,483 warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

$
Warrant liability as at December 31, 2021	22,095
Warrant liability for new issuance	736
Change in fair value	(22,067)
Warrant liability as at June 30, 2022	764

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

For three months ended June 30, 2021, diluted EPS excludes the change due in fair value of derivative value and gain on forgiveness/settlement of debt which is causing the operating loss to turn into a net income, resulting in the basic and diluted EPS being same for this period.

13.     Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,629,600 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2022, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,445,537 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2022, $11,533 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $101,484 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2022, $107,204 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

During the period and year ended June 30, 2022 and December 31, 2021, respectively, the pandemic did not have a material impact on the Company’s operations. As of June 30, 2022 and December 31, 2021, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of June 30, 2022, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

15.    Subsequent Events

The Company’s management has evaluated subsequent events up to August 8, 2022, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined there were no material subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three and six months ended June 30, 2022 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

During the second quarter of 2022, the global spread of Coronavirus (COVID-19) continued to have a significant impact on the Canadian and global economy and customer purchasing behaviour, while equity markets remained volatile. However, these factors have not impacted the Company’s operations, financial results for the quarter.

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

CannaKorp Inc.

Pursuant to the terms of an Agreement and Plan of Share Exchange dated January 25, 2019 (“Exchange Agreement”), on March 1, 2019, we completed the acquisition of Massachusetts –based CannaKorp Inc., a Delaware corporation (“CannaKorp”). CannaKorp has developed a single-use pre-measured pod and vaporizer system for consumers interested in vaporizing natural herbs, including cannabis. The patent-pending system is known as The Wisp(TM) and Wisp Pods(TM). The Wisp(TM) vaporizer system extracts the medically beneficial compounds more efficiently while simultaneously offering a much safer and more enjoyable experience than other alternatives.

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

Cannavolve Inc. Sales Agency Agreement

Effective December 13, 2018, the Company appointed Cannavolve Inc., an Ontario, Canada corporation based in Toronto (“Cannavolve”), under the terms of a Licensed Producer/Licensed Processor Sales Agency Agreement (“Agency Agreement”), as the Company’s exclusive agent in Canada to market and sell the CannaKorp Wisp(TM) vaporizer, the Serious Seeds(TM)products and Canary branded cannabis in the recreational cannabis markets (collectively the “Products”). Cannavolve is an independent recreational cannabis sales and marketing Company established to represent licensed producers and licensed processors in Canada of cannabis and cannabis accessories. Cannavolve operates in Canada with offices in Halifax, Montreal, Calgary and Vancouver.

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focus(TM)in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020.

During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at June 30, 2022, there was no outstanding balance (December 31, 2021: $10,000).

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

On May 3, 2022, the joint venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $ 1,585,432 (CAD 2,043,082) of which $1,001,675 (CAD 1,290,818) were reduced from investment in joint venture as these represented recovery of investment and $591,731 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support joint venture operations. Also refer to shareholder loan in Note 8.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $931,200 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of June 30, 2022, the loan advanced amounts to $259,960 (CAD 335,000) and interest income charged for the six months ended in the amount of $9,147 (CAD 11,629) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $35,199 (CAD 45,359) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Six months ended June 30,	2022		2021
	CAD	USD	CAD	USD
Sales	2,681,955	2,109,626	892,601	716,000
Cost of goods sold	1,332,020	1,047,767	417,338	334,768
Gross profit	1,349,935	1,061,859	475,263	381,232
Operation expenses	965,882	759,763	411,717	330,259
Net income	384,053	302,096	63,546	50,973

Eligible recoverable expenses	2,475,041	1,920,632	1,499,038	1,209,424
Recoverable amount	2,475,041	1,920,632	1,499,038	1,209,424
Income on equity	192,026	151,048	31,773	25,487

Due to reimbursement of an office and general expense during the comparable quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the six months ended June 30, 2022, revenue was sold to three customers which exceeded 5% of total revenue (2021: three).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of	June 30, 2022		December 31, 2021
	CAD	USD	CAD	USD
Assets	7,806,750	6,058,038	4,830,446	3,897,204
Liabilities	8,612,786	6,683,522	6,020,535	4,857,368
Equity	(806,036)	(625,484)	(1,190,089)	(960,164)

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

CLI purchased from the Company for the sum of $2,250,400 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second-tier subsidiary, to the Company in the principal balance of $8,225,600 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2022, $3,880 (CAD 5,000) is still outstanding from CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $876,880 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,629,600 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,498,720 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,390,080 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $77,600 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement.

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

Employees

As of June 30, 2022, we had 62 employees which include Anthony Zarcone, Chief Executive Officer.

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

Filing Date: January 30, 2015

Ref. No.: B1411.70000WO00

U.S. Provisional Application No.: 61/934.255

Title: CONTAINER POD AND DELIVERY SYSTEM

Filing Date: January 31, 2014

Ref. No.: B1411.70000US00

In addition, CannaKorp has proprietary rights to certain trade names, trademarks and service marks which include WISP PODTM; cPODTM; CANNACUPTM; and WISPTM. CannaKorp also has certain proprietary formulas and processes involving herbal formulas and flavors, proprietary herbal production processes and an herbal base developed to suspend active ingredients for optimal vaporization.

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

Balance sheet – As of June 30, 2022 and December 31, 2021

Cash and Restricted Cash

On June 30, 2022, we had cash of $114,208 (excluding restricted cash of 8,924) compared to $113,079 (excluding restricted cash of 9,072) as of December 31, 2021. The increase is due to increased cash being provided by additional loan provided by a related party offset by payments of a loan to a different related party, investment in the joint venture which reflects payments of salaries, rent, and other operating expenses of our subsidiary, Canary.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

Prepaid asset

On June 30, 2022, we had prepaid expenses of $43,844 compared to $44,567 as of December 31, 2021. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On June 30, 2022, we had $37,138 of gross sales tax recoverable compared to $22,146 as of December 31, 2021 while the Company had $nil of gross sales tax payable as of June 30, 2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on June 30, 2022 is 1,728 (December 31, 2021: $509) stemming from the potentially uncollectible balances within the outstanding sales tax recoverable amount.

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

Accounts payable and accrued liabilities

Accounts payable amounting to $1,678,179 as of June 30, 2022, primarily represents consulting and construction services related to capital work in progress and fixed asset additions amounting to $153,783, interest on promissory notes and loans amounting to $200,779, and outstanding, accrued professional fees amounting to $926,222.

Accounts payable amounting to $2,885,909 as of December 31, 2021, primarily represents customer advance for sales amounting to $394,400, consulting and construction services related to fixed asset additions amounting to $163,101, interest on promissory notes and loans amounting to $952,376, outstanding and accrued professional fees amounting to $973,017.

Payable to related parties

As of June 30, 2022, we had $10,550,411 payable to related parties as compared to $10,658,800 as of December 31, 2021. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $18 was accrued for the six months ended June 30, 2022 (June 30, 2021: $89).

The principal amount outstanding as of June 30, 2022 and December 31, 2021 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended June 30, 2022 and 2021:

Revenue

The Company did not generate revenue during the current or the comparable quarter ended in 2022. However, Canary generated revenues of $1,032,073 (though its investment in JVCo) during the period ended June 30, 2022 (quarter ended June 30, 2021: $516,666) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to two customers which exceeded 5% of total revenue (2021: three).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to higher negative office expenses in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control and reduce expenses.

Expenses primarily represented consulting fees of $7,454 (2021: $6,709), management fees of $55,631 (2021: $75,854), legal and professional charges of $105,647 (2021: $69,373) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $225,335 (2021: $248,348).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current period ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; (3) started to earning net income from the joint venture, as a result, the share of income has increased significantly and (4) recovery of interest expense charged on shareholder loan from joint venture partner (refer to Note 6 in the unaudited condensed consolidated interim financial statements for additional details).

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $834 (2021: negative $1,453,938), loss on settlement amounting to $nil (2021: gain of $11,141) interest and bank charges amounting to $272,373 (2021: $231,689), other income of $637,591 (2021: 4,760), and share of income from joint venture of $104,923 (2021: income of $36,787).

Statement of Operations – For the six months ended June 30, 2022 and 2021:

Revenue

The Company did not generate revenue during the current or the comparable quarter ended in 2022. However, Canary generated revenues of $2,109,626 (though its investment in JVCo) during the period ended June 30, 2022 (quarter ended June 30, 2021: $716,000) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to three customers which exceeded 5% of total revenue (2021: three).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to higher negative office expenses in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control and reduce expenses.

Expenses primarily represented consulting fees of $18,693 (2021: $8,615), management fees of $83,516 (2021: $153,797), legal and professional charges of $172,591 (2021: $115,797) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $452,959 (2021: $490,143).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current period ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; (3) started to earning net income from the joint venture, as a result, the share of income has increased significantly and (4) recovery of interest expense charged on shareholder loan from joint venture partner (refer to Note 6 in the unaudited condensed consolidated interim financial statements for additional details).

Other income and expenses primarily comprised, change in fair value of derivative and warranty liability amounting to positive $16,812 (2021: negative $637,396), loss on settlement amounting to $nil (2021: gain of $26,360) interest and bank charges amounting to $561,061 (2021: $452,686), other income of $697,776 (2021: 9,327), and share of income from joint venture of $151,048 (2021: income of $25,487).

Liquidity and Capital Resources

As of June 30, 2022, we had a working capital deficit of $3,814,106 (December 31, 2021: $3,459,035). We are actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the six months ended June 30, 2022 and 2021:

Operating activities

Operating activities used cash of $1,199,180 compared to $271,604 for the corresponding period of the prior year. This is due to the payments of a number of outstanding balances in accounts payable and accrued liabilities.

Investing activities

Investing activities provided cash of $1,189,956 compared to $817,890 for the corresponding period of the prior year. The current period cash utilization represents the recovery of investment and increased revenue generated by the JVCo offset by improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future. The reduction is due to the JVCo starting to generate sales leading to reduced funding towards JVCo.

Financing activities

Financing activities provided cash of $12,224 compared to $987,903 for the corresponding period of the prior year. During the current period, cash was provided by a loan advance from a related party offset by payment to a another related party while in the prior period, cash was primarily provided by proceeds from private placements.

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

Subsequent Events

The Company’s management has evaluated subsequent events up to August 8, 2022, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined there are no material subsequent events to report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,629,600 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

A claim for damages of $1,445,537 (CAD 1,862,805) was filed against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of $101,484 (CAD 130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

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

TARGET GROUP INC.

Dated: August 8, 2022	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: August 8, 2022	By:	/s/ Barry Alan Katzman
Director

Dated: August 8, 2022	By:	/s/ Saul Niddam
Director

Dated: August 8, 2022	By:	/s/ Frank Monte
Director