Form 10-Q
period 2022-09-30
Target Group Inc.
filed 2022-11-07
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2022, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2022	2021
		$	$
		(unaudited)
ASSETS
Current assets
Cash		197,705	113,079
Restricted cash		8,390	9,072
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 3	99,000	99,000
Prepaid asset		41,222	44,567
Sales tax recoverable, net of allowance	Note 4	—	21,637
Receivable from joint venture	Note 6	510,985	290,855
Other receivable	Note 8	3,648	3,944
Total current assets		863,018	584,222
Long term assets
Fixed assets	Note 5	5,698,651	6,841,770
Investment in joint venture	Note 6	569,194	1,870,123
Goodwill	Note 7	3,405,882	3,682,236
Operating lease right-of-use assets	Note 9	66,176	84,618
Total long term assets		9,739,903	12,478,747
Total assets		10,602,921	13,062,969

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		1,941,134	2,885,909
Settlement payable	Note 1	—	10,000
Sales tax payable	Note 4	10,979	—
Payable to related parties, net	Note 8	4,309,399	1,037,104
Operating lease liability - Current portion	Note 9	106,990	101,356
Convertible promissory notes, net	Note 10	480	480
Derivative liability	Note 10	10,678	7,902
Total current liabilities		6,380,166	4,043,257

Long term liabilities
Payable to related parties, net - Non-current portion	Note 8	5,673,712	9,621,696
Operating lease liability - Non-current portion	Note 9	1,331,212	1,528,033
Warrant liability	Note 11	468	22,095
Total long term liabilities		7,005,392	11,171,824
Total liabilities		13,385,558	15,215,081

Contingencies and commitments	Note 13	—	—

Stockholders’ deficiency
Preferred stock	Note 11	100	100
Common stock	Note 11	61,703	61,703
Shares to be issued	Note 11	175,109	174,722
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(26,861,862)	(26,263,614)
Accumulated comprehensive loss		(1,143,384)	(1,110,720)
Total stockholders’ deficiency		(2,782,637)	(2,152,112)
Total liabilities and stockholders’ deficiency		10,602,921	13,062,969

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-1

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	nine months ended	nine months ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
		$	$	$	$

REVENUE		—	—	—	—

OPERATING EXPENSES

Advisory and consultancy fee		246	6,453	18,939	15,068
Management services fee		19,399	72,562	102,915	226,359
Salaries and wages		—	(2,051)	9,775	(8,811)
Legal and professional fees		41,253	72,065	213,844	187,862
Depreciation expense		220,390	240,983	673,349	731,126
Operating lease expense	Note 9	(81,976)	30,318	(115,881)	653
Office and general		79,195	7,084	10,249	(10,643)
Total operating expenses		278,507	427,414	913,190	1,141,614

OTHER EXPENSES (INCOME)

Change in fair value of derivative and warrant liability		(2,040)	(2,842,168)	(18,852)	(2,204,772)
(Gain) loss on settlement		—	—	—	(26,360)
Interest and bank charges		269,106	266,098	830,167	718,784
Exchange (income) loss		(130,870)	(67,015)	(172,863)	24,910
Other income	Note 6	(49,346)	(4,694)	(747,122)	(14,021)
Allowance (recovery) for sales tax recoverable		1,756	(23,223)	(503)	(21,725)
Share of (income) loss from joint venture	Note 6	(93,819)	33,458	(244,867)	7,971
Debt issuance cost	Note 8	12,855	13,318	39,098	40,080

Total other expenses (income)		50,890	(2,624,226)	(271,694)	(1,475,133)
Net income (loss) before income taxes		(286,149)	2,196,812	(598,248)	333,519
Income taxes		—	—	—	—
Net (loss) income		(286,149)	2,196,812	(598,248)	333,519

Foreign currency translation adjustment		(15,319)	(64,772)	(32,664)	51,048
Comprehensive (loss) income		(301,468)	2,132,040	(630,912)	384,567

(Loss) earnings per share - basic and diluted		(0.0005)	0.0036	(0.0010)	0.0001
Weighted average shares - basic and diluted		617,025,999	616,668,856	617,025,999	588,351,180

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-2

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
	#	$	#	$	#	$	$	$	$	$	$
As at June 30, 2022	1,000,000	100	617,025,999	61,703	1,547,776	174,989	—	24,985,697	(26,575,713)	(1,128,065)	(2,481,289)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	120	—	—	—	—	120

Net loss	—	—	—	—	—	—	—	—	(286,149)	—	(286,149)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(15,319)	(15,319)

As at September 30, 2022	1,000,000	100	617,025,999	61,703	1,563,400	175,109	—	24,985,697	(26,861,862)	(1,143,384)	(2,782,637)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-1

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
	#	$	#	$	#	$		$	$	$	$
As at June 30, 2021	1,000,000	100	617,668,857	61,767	1,842,423	192,948	(23,697)	24,990,637	(28,399,788)	(1,059,149)	(4,237,182)

Cancellation of shares [Note 11]	—	—	—	—	—	—	—	—	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	280	—	—	—	—	280

Cancellation of shares	—	—	(1,000,001)	(100)	—	—	23,697	(23,597)	—	—	—

Net income	—	—	—	—	—	—	—	—	2,196,812	—	2,196,812

Foreign currency translation	—	—	—	—	—	—	—	—	—	(64,772)	(64,772)

As at September 30, 2021	1,000,000	100	616,668,856	61,667	1,858,047	193,228	—	24,967,040	(26,202,976)	(1,123,921)	(2,104,862)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-2

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	—	—	46,872	387	—	—	—	—	387

Net loss	—	—	—	—	—	—	—	—	(598,248)	—	(598,248)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(32,664)	(32,664)

As at September 30, 2022	1,000,000	100	617,025,999	61,703	1,563,400	175,109	—	24,985,697	(26,861,862)	(1,143,384)	(2,782,637)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-3

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

Cancellation of shares [Note 11]	—	—	(1,000,001)	(100)	1,000,001	23,697	—	(23,597)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights	—	—	—	—	46,872	1,107	—	—	—	—	1,107

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	175,099	17	—	—	—	2,631	—	—	2,648

Extinguishment of derivative liability upon conversion of notes	—	—	—	—	—	—	—	228	—	—	228

Shares issued for prior private placements	—	—	44,216,664	4,422	(44,216,664)	(1,051,504)	—	1,047,082	—	—	—

Private placement held during the period	—	—	—	—	43,216,663	1,027,807	—	—	—	—	1,027,807

Net income	—	—	—	—	—	—	—	—	333,519	—	333,519

Foreign currency translation	—	—	—	—	—	—	—	—	—	51,048	51,048

As at September 30, 2021	1,000,000	100	616,668,856	61,667	1,858,047	193,228	—	24,967,040	(26,202,976)	(1,123,921)	(2,104,862)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

F-4

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	nine months ended	nine months ended
	September 30, 2022	September 30, 2021
	$	$
OPERATING ACTIVITIES

Net (loss) income for the period	(598,248)	333,519

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(18,852)	(2,204,772)
Gain on settlement	—	(26,360)
Shares and warrants issued/to be issued for services	408	4,258
Recovery of sales tax recoverable	(503)	(21,725)
Depreciation expense	673,349	731,126
Operating lease expense	198,254	204,433
Investment (income) loss from joint venture	(244,867)	7,971
Debt issuance cost	39,098	40,080

Changes in operating assets and liabilities:
Change in prepaid asset	—	2,400
Change in sales tax recoverable	33,629	87,068
Change in other receivable	—	75,943
Change in accounts payable and accrued liabilities	(901,898)	512,553
Change in operating lease liability, net	(250,575)	(254,329)
Net cash used in operating activities	(1,070,205)	(507,835)

INVESTING ACTIVITIES
Amounts invested on fixed assets	(318)	(3,923)
Proceeds from (investment in) joint venture	1,240,429	(919,574)
Net cash provided by (used in) investing activities	1,240,111	(923,497)

FINANCING ACTIVITIES
Utilization of bank overdraft facility	—	85,373
Proceeds from loans from related parties	77,980	239,820
Settlement of related party loan	(138,393)	—
Proceeds from private placements	—	1,027,807
Payment for settlement payable	(10,000)	(60,000)
Net cash (used in) provided by financing activities	(70,413)	1,293,000

Net increase (decrease) in cash and restricted cash during the period	99,493	(138,332)
Effect of foreign currency translation	(15,549)	10,908
Cash and restricted cash, beginning of period	122,151	181,629
Cash and restricted cash, end of period	206,095	54,205

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	—	2,648
Shares issued as consideration for services	120	504

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	2,102,799	473,034
Cash paid for taxes	—	—

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

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current period end, the company has produced and sold cannabis products of $3,177,105 (Period ended September 30, 2021: $1,469,900) through its investment in a joint venture.

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

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company did not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at September 30, 2022, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

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

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first–tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below. The CEO (and also a director) of the Company is the secretary and a shareholder of CLI plus the CEO’s brother is the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,115,840 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,733,760 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of September 30, 2022, $3,648 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $824,448 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,532,160 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,349,312 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,247,168(CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $72,960 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

Going Concern and Management Plans

The Company has earned minimal revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2022. The Company had a working capital deficit of $5,517,148 and an accumulated deficit of $26,861,862 as of September 30, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The estimated fair value of cash and accounts payable and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes and warrant liabilities are valued Level 3, refer to Note 10 and 11 for further details.

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

The Company did not generate any revenue during the nine months ended September 30, 2022 and 2021.

In addition, Canary generated revenue of $3,177,105 (though its investment in JVCo) during the nine months ended September 30, 2022 (period ended September 30, 2021: $1,469,900) and is represented as a share of income (losses) from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue was concentrated to five customers which exceeded 5% of total revenue (2021: six). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 6 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the nine months ended September 30, 2022, and 2021.

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

3.     Inventory

As of September 30, 2022, the inventory of $99,000 (December 31, 2021: $99,000) consists of finished goods and is held at a third-party location.

In addition, the inventory of $99,000 (December 31, 2021: $99,000) is secured against the loan provided by the Company’s shareholder. Refer to Note 8 for further details.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.     Sales Tax Recoverable and Payable

As of September 30, 2022, the Company had $nil of gross sales tax recoverable compared to $22,146 as of December 31, 2021 while the Company had $10,979 of gross sales tax payable as of September 30, 2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

The Company has recorded $nil (December 31, 2021: $509) of allowance as of September 30, 2022.

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

Canary has recorded a depreciation expense of $672,503 during the nine months ended September 30, 2022 (September 30, 2021: $864,866) while CannaKorp has recorded a depreciation expense of $846 during the nine months ended September 30, 2022 (September 30, 2021: $39,752).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	704,451	768,627	43,476	6,623,404	8,139,958
Accumulated depreciation	(205,503)	(738,865)	(42,864)	(1,454,075)	(2,441,307)
	498,948	29,762	612	5,169,329	5,698,651

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

During the period ended September 30, 2022, the joint venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $ 1,657,451 (CAD 2,125,482) of which $1,070,835 (CAD 1,373,218) were reduced from investment in joint venture as these represented recovery of investment and $586,615 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support joint venture operations. Also refer to shareholder loan in Note 8.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $875,520 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of September 30, 2022, the loan advanced amounts to $244,416 (CAD 335,000) and interest income charged for the nine months ended in the amount of $13,677 (CAD 17,539) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $37,407 (CAD 51,270) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Nine months ended September 30,	2022		2021
	CAD	USD	CAD	USD
Sales	4,074,256	3,177,105	1,838,754	1,469,900
Cost of goods sold	2,110,851	1,646,042	1,199,941	959,232
Gross profit	1,963,405	1,531,063	638,813	510,668
Operation expenses	1,335,381	1,041,330	658,756	526,610
Net income (loss)	628,024	489,733	(19,943)	(15,942)

Eligible recoverable expenses	3,743,923	2,731,566	2,236,728	1,755,608
Recoverable amount	3,743,923	2,731,566	2,236,728	1,755,608
Income (loss) on equity	314,012	244,867	(9,971)	(7,971)

Due to reimbursement of an office and general expense during the comparable quarter ended which had been expensed in the books of Canary in the period prior to the comparable period, therefore, lead to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the nine months ended September 30, 2022, revenue was concentrated to five customers which exceeded 5% of total revenue (2021: six).

Other income includes sales of by-products, generated during cannabis production, in the amount of $50,769 and $146,740 during the three and nine months ended September 30, 2022, respectively. These are presented as other income as these sales do not form part of the Company’s core generating business of selling cannabis products.

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of	September 30, 2022		December 31, 2021
	CAD	USD	CAD	USD
Assets	9,427,983	6,878,656	4,830,446	3,810,256
Liabilities	9,990,047	7,288,739	6,020,535	4,748,998
Deficit	(562,065)	(410,082)	(1,190,089)	(938,742)

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

During the period and year ended September 30, 2022 and December 31, 2021, respectively, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary.

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

8.     Related Party Transactions and Balances

During the nine months ended September 30, 2022, the Company expensed $102,915 (September 30, 2021: $226,359) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of September 30, 2022 of $9,983,111 (December 31, 2021: $10,658,800) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI). June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below.

The CEO (and also a director) of the Company is the secretary and a shareholder of CLI plus the CEO’s brother is the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

CLI purchased from the Company for the sum of $2,115,840 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second- tier subsidiary, to the Company in the principal balance of $7,733,760 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of September 30, 2022, $3,648 (CAD 5,000) is still outstanding from CLI.

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

Interest expense charged for the nine months ended in the amount of $310,955 (CAD 398,762) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

$135,187 (CAD 185,289) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

During the quarter ended June 30, 2022, the Company made a lumpsum amount of $881,174 (CAD 1,130,000), the principal and interest portion were 138,392 (CAD 177,472) and $742,782 (CAD 952,528).

The repayment schedule of the minimum principal payments is shown below:

2022	$353,293
2023	1,976,772
2024	2,806,338
2025	2,467,874
Total	7,604,277
Current portion	(1,839,075)
Non-current portion	5,765,202

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $72,960 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at September 30, 2022, the balance is $140,609 of which $48,955 is current while $91,654 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 1, 2023 and therefore is presented as current. The loan was provided in two tranches and the latest amendment increased the maximum loan amount of tranche two by $72,960 (CAD 100,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Tranche 1		Tranche 2		Total
	CAD	USD	CAD	USD	CAD	USD
Maximum loan	1,043,593	761,405	1,592,787	1,162,097	2,636,380	1,923,502
Outstanding loan	1,043,593	761,405	1,592,787	1,162,097	2,636,380	1,923,502
Interest rate	16.00%		43.26%

Interest expense charged for the nine months ended September 30, 2022 in the amount of $467,128 (CAD 640,252) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $261,797 (CAD 358,823) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

Outstanding management service fee

The balance owing to key officers of the Company is $530,940 (December 31, 2021: $423,389). The outstanding balance is primarily the outstanding management service fee.

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of September 30, 2022 and December 31, 2021, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2021, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the nine months ended September 30, 2022, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of September 30, 2022 is $24,733 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of September 30, 2022 is $nil.

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

The Company does not own any real property and it currently leases two locations. For accounting purposes, these leases are treated as operating leases. Upon adoption of ASC 842, the Company recognized $1,647,591 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,524,806 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) for its facility to produce Medical Marijuana. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $25,536 (CAD 35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $721,059 (CAD 988,293) was forgiven by the landlord and one vendor.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2022	$80,821
2023	322,846
2024	318,874
2025	322,063
Thereafter	1,433,613
Total lease payments	2,478,217
Less imputed interest	(1,040,015)
Present value of lease liabilities	1,438,202
Current portion	(106,990)
Non-current portion	$1,331,212

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	$	$	$	$
Gross operating lease expense	65,215	66,924	198,254	204,433
Gross rent and utilities expenses	135,584	97,154	387,474	327,505
Recoverable expenses from JVCo related to rent and utilities	(282,775)	(133,760)	(701,609)	(531,285)
	(81,976)	30,318	(115,881)	653

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

10.     Convertible Promissory Notes

Interest amounting to $27 was accrued for the nine months ended September 30, 2022 (September 30, 2021: $99).

Principal amount outstanding as of September 30, 2022 and December 31, 2021 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the nine months ended September 30, 2022, there were no conversion of principal balance of convertible promissory notes (September 30, 2021: $2,648). The Company recorded and fair valued the derivative liability as follows:

	Derivative				Derivative
	liability as at	Conversions / Redemption			liability as at
	December 31,	during the	Change due to	Fair value	September 30,
	2021	period	Issuances	adjustment	2022
	$	$	$	$	$
Note D	772	—	—	266	1,038
Note F	5,230	—	—	1,842	7,072
Note G	1,900	—	—	668	2,568
	7,902	—	—	2,776	10,678

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of September 30, 2022:

●	Projected annual volatility of 163% to 266%;
●	Risk free interest rate of 1.42% to 3.65%;
●	Stock price of $0.005 to 0.009;
●	Liquidity term of 0.25 to 0.75 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0021 to $0.0151.

11.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of September 30, 2022 and December 31, 2021

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at September 30, 2022 and December 31, 2021

As of September 30, 2022, convertible notes, warrants and preferred stock outstanding could be converted into 10,263,259 (December 31, 2021: 7,248,672), 53,950,001 (December 31, 2021: 350,178,339) and 100,000,000 (December 31, 2021: 100,000,000) shares of common stock, respectively.

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

During the quarter ended September 30, 2022, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $120, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued

2021

During the quarter ended March 31, 2021, the Company issued 175,099 shares of common stock to an individual on the conversion of a convertible promissory note amounting to $2,648. In addition, 15,624 shares of common stock are to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $504, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 14 for details.
Agreement with Serious Seeds	171,864	2,484	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,563,400	$175,109

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

2022

	As at	As at	As at
	September 30,	June 30,	March 31,
	2022	2022	2022
Forfeiture rate	0%	0%	0%
Stock price	$0.005	$0.008	$0.009
Exercise price	$0.200 to $0.300	$0.050 to $0.300	$0.023 to $0.250
Volatility	214% to 279%	192% to 306%	192% to 306%
Risk free interest rate	4.05%	2.92%	2.28%
Expected life (years)	0 to 1.94	0 to 1.94	0 to 1.93
Expected dividend rate	0%	0%	0%

2021

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.009	$0.016	$0.024	$0.025
Exercise price	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250
Volatility	182% to 300%	179% to 302%	216% to 304%	236% to 306%
Risk free interest rate	0.73%	0.28%	0.25%	0.16% to 2.48%
Expected life (years)	0.01 to 1.93	0.23 to 1.93	0.21 to 1.93	0.01 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants, which were issued during the below quarters, were measured on issuance dates using the Black-Scholes option pricing model using the below assumptions.

2022

	During quarter	During quarter	During quarter
	ended	ended	ended
	September 30, 2022	June 30, 2022	March 31, 2022
Forfeiture rate	0%	0%	0%
Stock price	$0.007 to $0.008	$0.005 to $0.010	$0.008 to $0.013
Exercise price	$0.300	$0.300	$0.250
Volatility	279%	299%	306%
Risk free interest rate	2.97% to 3.50%	2.50% to 2.73%	0.88% to 1.50%
Expected life (years)	2	2	2
Expected dividend rate	0%	0%	0%
Fair value of warrants	$288	$306	$430

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2021

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.011 to $0.016	$0.015 to $0.022	$0.017 to $0.029	$0.011 to $0.067
Exercise price	$0.250	$0.250	$0.025 to $0.061	$0.025 to $0.059
Volatility	300%	302%	304%	306%
Risk free interest rate	0.30% to 0.39%	0.21% to 0.22%	0.14% to 0.27%	0.09% to 0.14%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$524	$807	$114,211	$2,152,191

Breakdown of warrants outstanding as of September 30, 2022 and December 31, 2021 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	September 30,	December 31,
	September 30,	December 31,	2022	2021
	2022	2021	(years)	(years)
Private placements	43,549,993	339,561,664	0.36 to 0.72	0.02 to 1.47
Serious Seeds	400,008	616,675	0.02 to 1.93	0.01 to 1.93
CLI	10,000,000	10,000,000	2.87	3.62
Total	53,950,001	350,178,339

During the nine months ended September 30, 2022, 296,378,341 warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

$
Warrant liability as at December 31, 2021	22,095
Warrant liability for new issuance	1,045
Change in fair value	(22,673)
Warrant liability as at September 30, 2022	467

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

For three and nine months ended September 30, 2022, basic and diluted EPS are the same due to net loss position for both periods.

For three and nine months ended September 30, 2021, diluted EPS excludes the change due in fair value of derivative value and gain on forgiveness/settlement of debt which is causing the operating loss to turn into a net income, resulting in the basic and diluted EPS being same for this period.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

13.     Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,532,160 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2022, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,359,103 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2022, $10,720 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $95,416 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2022, $100,794 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1, on July 27, 2020 (“Effective Date”), the Company entered into a settlement agreement with cGreen, Inc., a Delaware corporation (“cGreen”). As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen. During the quarter ended March 31, 2022, the outstanding balance has been paid in full and the claim is closed.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses.

During the period and year ended September 30, 2022 and December 31, 2021, respectively, the pandemic did not have a material impact on the Company’s operations. As of September 30, 2022 and December 31, 2021, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of September 30, 2022, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

15.    Subsequent Events

The Company’s management has evaluated subsequent events up to November 7, 2022, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent events to report:

During October 2022, the Company and the Company’s shareholder, as mentioned in Note 8, (“Lender”) entered into a Six Amending Agreement with the Lender pursuant to which the Lender agreed to lend the Company an additional $182,400 (CAD $250,000). The new loan carries interest at the rate of 3.0146% per month. The remaining terms and conditions of the Original Loan remain in full force and effect.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three and nine months ended September 30, 2022 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

During the third quarter of 2022, the global spread of Coronavirus (COVID-19) continued to have a significant impact on the Canadian and global economy and customer purchasing behavior, while equity markets remained volatile. However, these factors have not impacted the Company’s operations, financial results for the quarter.

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

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at September 30, 2022, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

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

During the period ended September 30, 2022, the joint venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,657,451 (CAD 2,125,482) of which $1,070,835 (CAD 1,373,218) were reduced from investment in joint venture as these represented recovery of investment and $586,615 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support joint venture operations. Also refer to shareholder loan in Note 8.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $875,520 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of September 30, 2022, the loan advanced amounts to $244,416 (CAD 335,000) and interest income charged for the nine months ended in the amount of $13,677 (CAD 17,539) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $37,407 (CAD 51,270) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Nine months ended September 30,	2022		2021
	CAD	USD	CAD	USD
Sales	4,074,256	3,177,105	1,838,754	1,469,900
Cost of goods sold	2,110,851	1,646,042	1,199,941	959,232
Gross profit	1,963,405	1,531,063	638,813	510,668
Operation expenses	1,335,381	1,041,330	658,756	526,610
Net income (loss)	628,024	489,733	(19,943)	(15,942)

Eligible recoverable expenses	3,743,923	2,731,566	2,236,728	1,755,608
Recoverable amount	3,743,923	2,731,566	2,236,728	1,755,608
Income (loss) on equity	314,012	244,867	(9,971)	(7,971)

Due to reimbursement of an office and general expense during the comparable quarter ended which had been expensed in the books of Canary in the prior period, therefore, leading to a credit (negative) expense on the unaudited condensed consolidated interim statement of operations and comprehensive loss. During the nine months ended September 30, 2022, revenue was sold to five customers which exceeded 5% of total revenue (2021: six).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of	September 30, 2022		December 31, 2021
	CAD	USD	CAD	USD
Assets	9,427,983	6,878,656	4,830,446	3,810,256
Liabilities	9,990,047	7,288,739	6,020,535	4,748,998
Deficit	(562,065)	(410,082)	(1,190,089)	(938,742)

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

The CEO (and also a director) of the Company is the secretary and a shareholder of CLI plus the CEO’s brother is the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

CLI purchased from the Company for the sum of $2,115,840 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second-tier subsidiary, to the Company in the principal balance of $7,733,760 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of September 30, 2022, $3,648 (CAD 5,000) is still outstanding from CLI.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $824,448 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,532,160 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,349,312 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,247,168 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $72,960 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement.

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

Employees

As of September 30, 2022, we had 61 employees which include Anthony Zarcone, Chief Executive Officer.

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

At present, CannaKorp has failed to meet its annuities payments as well as maintenance fees on the 2 referenced patents. Although there has been a lapse and these patents remain unmaintained, there remains the possibility of CannaKorp reinstating these patents if done so in a reasonable amount of time. At this time, management is determining the value maintaining these patents will provide the company. Once management has completed their assessment, the company will proceed accordingly and advance in that determined direction moving forward. Additionally, CannaKorp is actively seeking a JV Partner joint venture partner and/ or a licensor to assist in both marketing and launching the Wisp Vaporizer and Wisp Pods in both the US and Canadian Legal Cannabis/ HEMP markets.

Results of Operations

We have not generated significant revenue to date and consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our analysis on the performance of the Company is as follows:

Balance sheet – As of September 30, 2022 and December 31, 2021

Cash and Restricted Cash

On September 30, 2022, we had cash of $197,705 (excluding restricted cash of $8,390) compared to $113,079 (excluding restricted cash of $9,072) as of December 31, 2021. The increase is due to increased cash being provided by investment in the joint venture which reflects net recovery of payments of salaries, rent, and other operating expenses of our subsidiary, Canary, and additional loan provided by a related party offset by payments of a loan to a different related party.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

Prepaid asset

On September 30, 2022, we had prepaid expenses of $41,222 compared to $44,567 as of December 31, 2021. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On September 30, 2022, we had $nil of gross sales tax recoverable compared to $22,146 as of December 31, 2021 while the Company had $10,979 of gross sales tax payable as of September 30, 2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on September 30, 2022 is $nil (December 31, 2021: $509).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $1,941,134 as of September 30, 2022, primarily represents consulting and construction services related to capital work in progress and fixed asset additions amounting to $140,499, interest on promissory notes and loans amounting to $446,323, and outstanding, accrued professional fees amounting to $912,292.

Accounts payable amounting to $2,885,909 as of December 31, 2021, primarily represents customer advance for sales amounting to $394,400, consulting and construction services related to fixed asset additions amounting to $163,101, interest on promissory notes and loans amounting to $952,376, outstanding and accrued professional fees amounting to $973,017.

Payable to related parties

As of September 30, 2022, we had $9,983,111 payable to related parties as compared to $10,658,800 as of December 31, 2021. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $27 was accrued for the nine months ended September 30, 2022 (September 30, 2021: $99).

The principal amount outstanding as of September 30, 2022 and December 31, 2021 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended September 30, 2022 and 2021:

Revenue

The Company did not generate revenue during the current or the comparable quarter ended in 2022. However, Canary generated revenues of $1,085,716 (though its investment in JVCo) during the period ended September 30, 2022 (quarter ended September 30, 2021: $742,730) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to five customers revenue (2021: six).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to significant decrease in management service fee and office lease expense in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control and reduce expenses.

Expenses primarily represented consulting fees of $246 (2021: $6,453), management fees of $19,399 (2021: $72,562), legal and professional charges of $41,253 (2021: $72,065) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $220,390 (2021: $240,983).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current period ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; (3) started to earning net income from the joint venture, as a result, the share of income has increased significantly and (4) and significant increase in exchange income during the quarter due to favorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $2,040 (2021: positive $2,842,168), interest and bank charges amounting to $269,106 (2021: $266,098), exchange gain $130,870 (2021: $67,003) other income of $49,346 (2021: 4,694), share of income from joint venture of $93,819 (2021: loss of $33,458) and debt issuance cost of $12,855 (2021: $13,318).

Statement of Operations – For the nine months ended September 30, 2022 and 2021:

Revenue

The Company did not generate revenue during the current or the comparable quarter ended in 2022. However, Canary generated revenues of $3,177,105 (though its investment in JVCo) during the period ended September 30, 2022 (quarter ended September 30, 2021: $1,469,900) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to five customers (2021: six).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to significant decrease in management service fee and office lease expense in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control and reduce expenses.

Expenses primarily represented consulting fees of $18,939 (2021: $15,068), management fees of $102,915 (2021: $226,359), legal and professional charges of $213,844 (2021: $187,862) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $673,349 (2021: $731,126).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current period ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; (3) started to earning net income from the joint venture, as a result, the share of income has increased significantly and (4) and significant increase in exchange income during the quarter due to favorable exchange rate.

Other income and expenses primarily comprised, change in fair value of derivative and warranty liability amounting to positive $18,852 (2021: positive $2,204,772), loss on settlement amounting to $nil (2021: gain of $26,360) interest and bank charges amounting to $830,167 (2021: $718,784), exchange gain of $172,863 (2021: loss $24,922) other income of $747,122 (2021: 14,021), share of income from joint venture of $244,867 (2021: loss of $7,971) and debt issuance cost of $39,098 (2021: $40,080).

Liquidity and Capital Resources

As of September 30, 2022, we had a working capital deficit of $5,517,148 (December 31, 2021: $3,459,035). We are actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the nine months ended September 30, 2022 and 2021:

Operating activities

Operating activities used cash of $1,070,205 compared to $507,835 for the corresponding period of the prior year. This is primarily due to the payments of a number of outstanding balances in accounts payable and accrued liabilities.

Investing activities

Investing activities provided cash of $1,240,111 in the year 2022 compared to $923,497 cash used in the corresponding period of the prior year. The current period cash utilization represents the recovery of investment and increased revenue generated by the JVCo offset by improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future. The switch from using cash to providing cash is due to the JVCo starting to generate sales leading to reduced funding towards JVCo.

Financing activities

Financing activities used cash of $70,413 in 2022 compared to cash provided of $1,293,000 in the year 2021. During the current period, cash was provided by a loan advance from a related party offset by payment to another related party while in the prior period, cash was primarily provided by proceeds from private placements.

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

Subsequent Events

The Company’s management has evaluated subsequent events up to November 7, 2022, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent events to report:

During October 2022, the Company and the Company’s shareholder, as mentioned in Note 8, (“Lender”) entered into a Six Amending Agreement with the Lender pursuant to which the Lender agreed to lend the Company an additional $182,400 (CAD $250,000). The new loan carries interest at the rate of 3.0146% per month. The remaining terms and conditions of the Original Loan remain in full force and effect.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,532,160 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

A claim for damages of $1,359,103 (CAD 1,862,805) was filed against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of $95,416 (CAD 130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	09/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	05/7/21

10.29*	Fourth Amending Agreement dated June 12, 2021

10.30*	Fifth Amending Agreement dated February 16, 2022

10.31*	Sixth Amending Agreement dated October 18, 2022

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: November 7, 2022	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: November 7, 2022	By:	/s/ Barry Alan Katzman
Director

Dated: November 7, 2022	By:	/s/ Saul Niddam
Director

Dated: November 7, 2022	By:	/s/ Frank Monte
Director