Form 10-K
period 2022-12-31
Target Group Inc.
filed 2023-03-17
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Large, accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☒

Smaller reporting company ☒

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,627,695 as of June 30, 2022.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 17, 2023, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

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

Our product manufacturing will include, but will not be limited to the following:

●Cannabis flower pods for vaporizer use
●Cannabis extract pods for vaporizer use
●Cannabis pre-rolls
●K-Cup infused coffee and tea pods
●Infused cannabis beverages
●Infused cannabis edibles
●Infused topical products and CBD wellness products.

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

Under the Agency Agreement, Cannavolve will be paid a commission of 6% of net sales based on the wholesale prices of the Products. The initial term of the Agency Agreement is two (2) years from December 13, 2018, subject to a renewal term of two (2) additional years. In addition to customary termination provisions based upon the material default of either the Company or Cannavolve, we can terminate the Agency Agreement without cause upon ninety (90) days prior written notice. The agreement was renewed on December 13, 2020, for an additional two (2) years. The agreement had not been renewed on December 13, 2022 and has expired on that date.

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

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and will pay $100,000 in monthly installments of

$10,000 commencing in April 2021 to cGreen. As of December 31, 2022, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

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

During the year ended December 31, 2022, the joint venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,634,496 (CAD 2,125,482) of which $1,056,005 (CAD 1,373,218) were reduced from investment in joint venture as these represented recovery of investment and $578,491 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support joint venture operations. Also refer to shareholder loan in Note 14.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $885,960 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of December 31, 2022 the loan advanced amounts to $247,331 (CAD 335,000) and interest income charged for the year ended in the amount of $18,033 (CAD 23,450) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of $42,216 (CAD 57,180) is included in receivable from joint venture on the consolidated balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the year:

Year ended December 31,	2022		2021
	CAD	USD	CAD	USD
Sales	5,093,028	3,916,539	2,812,937	2,198,592
Cost of goods sold	2,635,640	2,026,807	2,367,595	1,850,512
Gross profit	2,457,388	1,889,732	445,342	348,080
Operation expenses	1,534,800	1,180,261	959,888	750,248
Net income (loss)	922,588	709,471	(514,546)	(402,168)
Eligible recoverable expenses	4,870,924	3,596,203	3,193,190	2,518,788
Recoverable amount	4,870,924	3,596,203	3,193,190	2,518,788
Income (loss) on equity	461,294	354,735	(349,277)	(272,995)

During the year ended December 31, 2022, revenue was sold to thirteen customers (2021: ten).

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

d)Finally, any remaining Net Income shall be distributed, on a monthly basis, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of	December 31, 2022		December 31,2021
	CAD	USD	CAD	USD
Assets	10,913,576	8,057,493	4,830,446	3,810,256
Liabilities	11,181,077	8,254,989	6,020,535	4,748,998
Deficit	(267,501)	(197,496)	(1,190,089)	(938,742)

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

CLI purchased from the Company for the sum of $2,141,070, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,825,980 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2022, $3,692 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)In the first year of the Term, Canary will pay CLI the greater of $834,279 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)In the second year of the Term, Canary will pay CLI the greater of $1,550,430 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)In the third year of the Term, Canary will pay CLI the greater of $2,377,326 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)In the fourth year of the Term, Canary will pay CLI the greater of $2,273,964 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and

e)In the fifth year of the Term, Canary will pay CLI the balance owing under this Note, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2024, for an amount calculated by dividing twelve (12) into the sum of all amounts owing under this Note at the beginning of the fifth year of the Term on account of Principal and Interest, provided that where there are further amounts owing under this Note at the end of such fifth year, Canary will pay CLI all such further amounts within five (5) days following the end of such fifth year.

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

Employees

As of December 31, 2022, we had 56 employees which include Anthony Zarcone, Chief Executive Officer.

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

At present, CannaKorp has failed to meet its annuity payments as well as maintenance fees on the 2 referenced patents. Although there has been a lapse and these patents remain unmaintained, there remains the possibility of CannaKorp reinstating these patents if done so in a reasonable amount of time. At this time, management is determining the value maintaining these patents will provide the company. Once management has completed their assessment, the company will proceed accordingly to advance in that determined direction moving forward. Additionally, CannaKorp is actively seeking a JV Partner joint venture partner and/ or a licensor to assist in both marketing and launching the Wisp Vaporizer and Wisp Pods in both the US and Canadian Legal Cannabis/ HEMP markets.

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

Item 3. Legal Proceedings

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,550,430 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

A claim for damages of $1,375,309 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

During the year ended December 31, 2020, a claim for damages of $96,553 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

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

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year
Fiscal year 2022
High	$0.014	0.0129	0.0105	0.0085	0.014
Low	$0.007	0.005	0.005	0.003	0.003

Fiscal year 2021
High	$0.079	0.033	0.027	0.019	0.079
Low	$0.011	0.014	0.013	0.003	0.003

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

As of the date of this report, we have 617,025,999 shares of common stock issued and outstanding held by 430 stockholders of record.

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

None

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2022, the Company had not generated significant revenues and had no income or cash flows from operations since inception. As of December 31, 2022, the Company had a working capital deficit of $6,358,008 and an accumulated deficit of $30,783,678.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

At present, the Company is running its operations at its Simcoe Facility cultivating Premium Cannabis and started generating revenue (though its investment in JVCo) within the Canadian wholesale cannabis market. However, the continuation of the Company as a going concern is dependent upon these operations successfully generating cashflow for the Company, financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of the target company with the Company.

Balance sheet as of December 31, 2022 and 2021

Cash and restricted cash

On December 31, 2022, we had cash of $223,843 (excluding restricted cash of $8,490) compared to $113,079 (excluding restricted cash of $9,072) as of December 31, 2021. The increase is due to increased cash being provided by investment in the joint venture which reflects net recovery of payments of salaries, rent, and other operating expenses of our subsidiary, Canary, and additional loan provided by a related party offset by payments of a loan to a different related party.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

Prepaid asset

As of December 31, 2022, we had prepaid expenses of $41,714 compared to $44,567 as of December 31, 2021. The balance represents the security deposit for the leased land for the facility to produce Medical Marijuana.

Sales tax recoverable and payable

As of December 31, 2022, the Company had $nil of gross sales tax recoverable compared to $22,146 as of December 31, 2021 while the Company had $35,254 of gross sales tax payable as of December 31, 2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on December 31, 2022 is $nil (December 31, 2021: $509).

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of our subsidiaries at the date of acquisition.

Fixed assets

The Company had initiated construction on its leased 44,000 square foot cannabis cultivation facility in September of 2017. On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company had submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). On June 4, 2021, Canary received its Sales License amendment from Health Canada.

Accounts payable and accrued liabilities

Accounts payable amounting to $2,296,935 as of December 31, 2022, primarily represents consulting and construction services related to fixed asset additions amounting to $154,811, interest on promissory notes and loans amounting to $739,130, outstanding and accrued professional fees amounting to $906,596.

Accounts payable amounting to $2,885,909 as of December 31, 2021, primarily represents customer advance for sales amounting to $394,400, consulting and construction services related to fixed asset additions amounting to $163,101, interest on promissory notes and loans amounting to $952,376, outstanding and accrued professional fees amounting to $973,017.

Payable to related parties

As of December 31, 2022, we had $10,346,465 of the amount payable to related parties as compared to $10,658,800 as of December 31, 2021. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional detail, refer to Note 14 in consolidated financial statements.

Convertible promissory notes payable

Interest amounting to $37 was accrued for the year ended December 31, 2022 (2021: $109).

The principal amount outstanding as of December 31, 2022 and 2021 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Income statement for the years ended December 31, 2022 and 2021

Revenues for the years ended December 31, 2022 and 2021

The Company did not generate revenue during the current or the comparable year ended in 2021. However, Canary generated revenues of $3,916,539 (though its investment in JVCo) during the current year ended (2021: $2,198,592) and is represented as a share of income from joint venture on the audited consolidated statement of operations. The revenue represents the sale of cannabis product, and the entire revenue was sold to thirteen customers (2021: ten).

Expenses for the years ended December 31, 2022 and 2021

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses for the year ended December 31, 2022 compared to 2021 is due to decrease in consulting expenses, management fees and depreciation and amortization expense.

Expenses for the year ended December 31, 2022 primarily represented consulting fees of $18,926 (2021: $21,702), management fees of $143,677 (2021: $149,819), legal and professional charges of $243,670 (2021: $232,151) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $885,229 (2021: $971,524).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current year ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; (3) started to earning net income from the joint venture, as a result, the share of income has increased significantly; (4) the recovery of interest expense charged on shareholder loan from JVCo operations caused a significant increase in other income; (5) impairment of goodwill related to Canary’s acquisition and (6) significant increase in exchange income during the year due to favorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $14,383 (2021: positive $2,930,894), (gain) loss on settlement of debt amounting to $nil (2021: $(26,049)), interest and bank charges amounting to $1,121,595 (2021: $985,634), exchange income of $126,314 (2021: loss of $73,163) other income of $811,464 (2021: 30,769), impairment of inventory in the amount of $99,000 (2021: $nil), impairment of goodwill in the amount of $3,315,749 (2021: $nil) and share of income from joint venture of $354,736 (2021: loss of $272,995).

Liquidity and Capital Resources

As of December 31, 2022, the Company had a working capital deficit of $6,358,008 and an accumulated deficit of $30,783,678 (2021: Working capital deficit of $3,459,035 and an accumulated deficit of $26,263,614). The Company is actively seeking various financing operations to meet the working capital requirements.

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

Statement of Cash Flow – For the years ended December 31, 2022 and 2021:

Operating activities

Operating activities used cash of $1,014,828 compared to the provided cash of $100,118 during the prior year. This is primarily due to the payments of a number of outstanding balances in accounts payable and accrued liabilities.

Investing activities

Investing activities provided cash of $1,015,040 compared to usage of $1,405,966 during the prior year. The current period cash generation represents the recovery of investment and increased revenue generated by the JVCo offset by improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future. The switch from using cash to providing cash is due to the JVCo starting to generate sales leading to reduced funding towards JVCo.

Financing activities

Financing activities provided cash of $122,674 compared to $1,251,489 for the corresponding period of the prior year. During the current period, cash was provided by a loan advance from a related party offset by payment to another related party while in the prior period, cash was primarily provided by proceeds from private placements.

Item 8. Consolidated Financial Statements and Supplementary Data

TARGET GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Target Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Group, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ deficit, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 12 to the consolidated financial statements, goodwill is tested for impairment annually, or more frequently if impairment indicators arise. During the year ended December 31, 2022, an Impairment loss was recorded in the amount equal to the excess amount over goodwill carrying value.

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

Spokane, Washington

March 17, 2023

TARGET GROUP INC. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2022	2021
		$	$
ASSETS
Current assets
Cash		223,843	113,079
Restricted cash		8,490	9,072
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 6	—	99,000
Prepaid asset	Note 7	41,714	44,567
Sales tax recoverable, net of allowance	Note 8	—	21,637
Receivable from joint venture	Note 11	630,180	290,855
Other receivable	Note 14	3,692	3,944
Total current assets		909,987	584,222
Long term assets
Fixed assets	Note 10	5,554,225	6,841,770
Investment in joint venture	Note 11	775,577	1,870,123
Goodwill	Note 12	263,117	3,682,236
Operating lease right-of-use assets	Note 15	62,728	84,618
Total long term assets		6,655,647	12,478,747
Total assets		7,565,634	13,062,969

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities	Note 13	2,296,935	2,885,909
Settlement payable	Note 9	—	10,000
Sales tax payable	Note 8	35,254	—
Payable to related parties, net	Note 14	4,468,535	1,037,104
Operating lease liability - Current portion	Note 15	110,586	101,356
Convertible promissory notes, net	Note 16	480	480
Derivative liability	Note 16	15,125	7,902
Total current liabilities		6,927,421	4,043,257

Long term liabilities
Payable to related parties, net - Non-current portion	Note 14	5,877,930	9,621,696
Operating lease liability - Non-current portion	Note 15	1,319,619	1,528,033
Warrant liability	Note 17	489	22,095
Total long term liabilities		7,198,038	11,171,824
Total liabilities		14,125,459	15,215,081

Stockholders‘ deficiency
Preferred stock	Note 17	100	100
Common stock	Note 17	61,703	61,703
Shares to be issued	Note 17	175,182	174,722
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(30,783,678)	(26,263,614)
Accumulated comprehensive loss		(998,829)	(1,110,720)
Total stockholders' deficiency		(6,559,825)	(2,152,112)
Total liabilities and stockholders' deficiency		7,565,634	13,062,969

Contingencies and commitments	Note 18	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the	For the
		Year ended	Year ended
		December 31, 2022	December 31, 2021
		$	$
REVENUE		—	—

OPERATING EXPENSES
Advisory and consultancy fee		18,926	21,702
Management services fee		143,677	149,819
Salaries and wages		—	(9,271)
Legal and professional fees		243,670	232,151
Depreciation expense		885,229	971,524
Operating lease expense	Note 15	(74,059)	1,761
Office and general	Note 11	22,071	(17,991)
Total operating expenses		1,239,514	1,349,695

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		(14,383)	(2,930,894)
Gain on settlement		—	(26,049)
Interest and bank charges		1,121,595	985,634
Exchange (income) loss		(126,314)	73,163
Other income	Note 11	(811,464)	(30,769)
Recovery of sales tax recoverable		(496)	(19,453)
Impairment of inventory [Note 8]	Note 6	99,000	—
Impairment of goodwill	Note 12	3,315,749	—
Share of (income) loss from joint venture	Note 11	(354,736)	272,995
Debt issuance cost	Note 14	51,599	52,797
Total other expense (income)		3,280,550	(1,622,576)

Net (loss) income before income taxes		(4,520,064)	272,881
Income taxes	Note 19	—	—
Net (loss) income		(4,520,064)	272,881

Foreign currency translation adjustment		111,891	64,249
Comprehensive (loss) income		(4,408,173)	337,130

(Loss) earnings per share - basic and diluted		(0.0073)	0.0001
Weighted average shares - basic and diluted		617,025,999	595,347,680

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		Subscription	paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$	$	$	$	$	$
As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

Shares issued as consideration for consideration of the intellectual property rights [Note 17]	—	—	—	—	62,496	460	—	—	—	—	460

Net loss	—	—	—	—	—	—	—	—	(4,520,064)	—	(4,520,064)

Foreign currency translation	—	—	—	—	—	—	—	—	—	111,891	111,891

As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

As at December 31, 2020	1,000,000	100	573,277,094	57,328	1,811,175	192,121	—	23,940,696	(26,536,495)	(1,174,969)	(3,521,219)

Cancellation of shares [Note 11]	—	—	(1,000,001)	(100)	1,000,001	23,697	—	(23,597)	—	—	—

Shares issued as consideration for consideration of the intellectual property rights	—	—	—	—	62,496	1,294	—	—	—	—	1,294

Shares issued on conversion of convertible promissory notes [Note 11]	—	—	175,099	17	—	—	—	2,631	—	—	2,648

Extinguishment of derivative liability upon conversion of notes	—	—	—	—	—	—	—	228	—	—	228

Shares issued for prior private placements	—	—	44,573,807	4,458	(44,573,807)	(1,070,197)	—	1,065,739	—	—	—

Private placement held during the period	—	—	—	—	43,216,663	1,027,807	—	—	—	—	1,027,807

Net income	—	—	—	—	—	—	—	—	272,881	—	272,881

Foreign currency translation	—	—	—	—	—	—	—	—	—	64,249	64,249

As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2022	December 31, 2021
	$	$

OPERATING ACTIVITIES

Net (loss) income for the year	(4,520,064)	272,881

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(14,383)	(2,930,894)
Gain on settlement	—	(26,049)
Shares and warrants issued/to be issued for services	1,660	4,969
Recovery of sales tax recoverable	(496)	(19,453)
Depreciation expense	885,229	971,524
Operating lease expense	258,916	266,757
Investment (income) loss from joint venture	(354,736)	272,995
Debt issuance cost	51,599	52,797
Impairment of inventory	99,000	—
Impairment of goodwill	3,315,749	—

Changes in operating assets and liabilities:
Change in prepaid asset	—	2,400
Change in sales tax recoverable	58,310	73,471
Change in other receivable	—	74,751
Change in accounts payable and accrued liabilities	(466,139)	1,417,751
Change in operating lease liability, net	(329,473)	(333,782)
Net cash (used in) provided by operating activities	(1,014,828)	100,118

INVESTING ACTIVITIES
Amounts invested on fixed assets	(314)	11,876
Proceeds from (investment in) joint venture	1,015,354	(1,417,842)
Net cash provided by (used in) investing activities	1,015,040	(1,405,966)

FINANCING ACTIVITIES
Utilization of bank overdraft facility	—	(1,058)
Proceeds from loans from related parties	269,150	314,740
Settlement of related party loan	(136,476)	—
Proceeds from private placements	—	1,027,807
Payment for settlement payable	(10,000)	(90,000)
Net cash provided by financing activities	122,674	1,251,489

Net increase (decrease) in cash and restricted cash during the year	122,886	(54,359)
Effect of foreign currency translation	(12,704)	(5,119)
Cash and restricted cash, beginning of year	122,151	181,629
Cash and restricted cash, end of year	232,333	122,151

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	—	2,648
Shares issued as consideration for services	280	1,294

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	2,132,332	480,578
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2022 AND 2021

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

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current year end, the company has produced and sold cannabis products in the amount of $ 3,916,539 (Year ended December 31, 2021: $2,198,592) through its investment in a joint venture.

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

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and started paying $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860. As at December 31, 2022, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,141,070, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,825,980 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2022, $3,692 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $834,279 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;

b)	In the second year of the Term, Canary will pay CLI the greater of $1,550,430 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)	In the third year of the Term, Canary will pay CLI the greater of $2,377,326 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;

d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,273,964 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and

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

3.   GOING CONCERN

The Company has earned minimal revenue since inception to date and has sustained operating losses during the year ended December 31, 2022. The Company had a working capital deficit of $6,358,008 and an accumulated deficit of $30,783,678 as of December 31, 2022. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

CASH

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2022 and 2021.

Restricted cash represents deposits made to the Company’s bank as a requirement to use the bank’s credit card which is not available for immediate or general business use.

ACCOUNT RECEIVABLE

Account receivable consists of amounts due to the Company from customers as a result of the Company's normal business activities. Account receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. As of December 31, 2022, the Company expects to collect these balances completely and therefore has not created any allowance for it.

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

The Company did not generate any revenue during the year ended December 31, 2022, and 2021.

In addition, Canary generated revenue of $3,916,539 (though its investment in JVCo) during the year ended December 31, 2022 (2021: $2,198,592) and is represented as a share of income (losses) from joint venture on the consolidated statement of operations. The revenue was concentrated to thirteen customers (2021: ten). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 11 for additional details.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high-quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2022 and 2021.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

For the year ended December 31, 2022, basic and diluted EPS are the same due to net loss result.

For the year ended December 31, 2021, diluted EPS excludes the change due in fair value of derivative value and gain on settlement of debt which is causing the operating loss to turn into a net income, resulting in the basic and diluted EPS being the same for this period.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has not recorded any impairment losses related to our equity method investments during the year ended December 31, 2022.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

6.   INVENTORY

As of December 31, 2022, the inventory in the amount of $nil (2021: $99,000) consists of finished goods and is held at a third-party location.

During the year ended December 31, 2022, the Company recorded a write-down of inventory to its net realizable value, in the amount of $99,000 due to decrease in inventory value and recorded an impairment in the amount of $99,000 due to obsolete inventory.

7.   PREPAID ASSET

As of December 31, 2022, the Company had prepaid expenses of $41,714 compared to $44,567 as of December 31, 2021. The balance represents the security deposit for the leased land of the subsidiary’s facility. The change in is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

8.   SALES TAX RECOVERABLE

As of December 31, 2022, the Company had $nil of gross sales tax recoverable compared to $22,146 as of December 31, 2021 while the Company had $35,254 of gross sales tax payable as of December 31, 2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

The Company has recorded $nil of allowance as of December 31, 2022 (December 31, 2021: $509).

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

As at December 31, 2022, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

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

Canary has recorded a depreciation expense of $884,252 during the year ended December 31, 2022 (2021: $904,516).

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the year and accordingly, has recorded depreciation expense of $977 during the year ended December 31, 2022 (2021: $78,618).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	712,768	769,251	43,502	6,702,383	8,227,904
Accumulated depreciation	(233,219)	(741,764)	(43,067)	(1,655,629)	(2,673,679)
	479,549	27,487	435	5,046,754	5,554,225

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

During the year ended December 31, 2022, the joint venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,634,496 (CAD 2,125,482) of which $1,056,005 (CAD 1,373,218) were reduced from investment in joint venture as these represented recovery of investment and $578,491 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support joint venture operations. Also refer to shareholder loan in Note 14.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $885,960 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of December 31, 2022, the loan advanced amounts to $247,331 (CAD 335,000) and interest income charged for the year ended in the amount of $18,033 (CAD 23,450) is included in other income on the consolidated statement of operations and comprehensive loss and interest receivable in the amount of $42,216 (CAD 57,180) is included in receivable from joint venture on the consolidated balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the year:

Year ended December 31,	2022		2021
	CAD	USD	CAD	USD
Sales	5,093,028	3,916,539	2,812,937	2,198,592
Cost of goods sold	2,635,640	2,026,807	2,367,595	1,850,512
Gross profit	2,457,388	1,889,732	445,342	348,080
Operation expenses	1,534,800	1,180,261	959,888	750,248
Net income (loss)	922,588	709,471	(514,546)	(402,168)

Eligible recoverable expenses	4,870,924	3,596,203	3,193,190	2,518,788
Recoverable amount	4,870,924	3,596,203	3,193,190	2,518,788
Income (loss) on equity	461,294	354,735	(349,277)	(272,995)

During the year ended December 31, 2022, revenue was sold to thirteen customers (2021: ten).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), in accordance with the following order of priority:

a)	First, the payment of recoverable expenses, explained below;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, on a monthly basis, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of	December 31, 2022		December 31, 2021
	CAD	USD	CAD	USD
Assets	10,913,576	8,057,493	4,830,446	3,810,256
Liabilities	11,181,077	8,254,989	6,020,535	4,748,998
Deficit	(267,501)	(197,496)	(1,190,089)	(938,742)

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

During the year ended December 31, 2022, the Company identified circumstances that would call for an evaluation of goodwill impairment and therefore impaired $3,315,749 reducing the goodwill related to the Canary to $263,117 (December 31, 2021: the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary).

During the year ended, December 31, 2022, all of the warrants expired, none were exercised.

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

13.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable amounting to $2,296,935 as of December 31, 2022, primarily represents consulting and construction services related to fixed asset additions amounting to $154,811, interest on promissory notes and loans amounting to $739,130, outstanding and accrued professional fees amounting to $906,596.

Accounts payable amounting to $2,885,909 as of December 31, 2021, primarily represents customer advance for sales amounting to $394,400, consulting and construction services related to fixed asset additions amounting to $163,101, interest on promissory notes and loans amounting to $952,376, outstanding and accrued professional fees amounting to $973,017.

14.   RELATED PARTY TRANSACTIONS AND BALANCES

During the year ended December 31, 2022, the Company expensed $143,677 (December 31, 2021: $149,819) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of December 31, 2022, in the amount of $10,346,465 (December 31, 2021: $10,658,000) is below:

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,141,070, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,825,980 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2022, $3,692 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

The Canary debt owed to CLI from Canary bears an interest rate of 5% per annum and matures on August 14, 2025. The repayment of the debt is guaranteed by the Company and its subsidiaries plus secured by a general security interest in the assets of the Company and its subsidiaries and a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp Inc. held by the Company. In addition to the above, CLI has been granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary. Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary. Interest expense charged for the year ended in the amount of $426,872 (CAD 555,100) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $252,223 (CAD 341,627) is included in accounts payable and accrued liabilities on the audited consolidated balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2023	$1,736,964
2024	3,076,207
2025	2,881,781
Total	7,694,952
Current portion	(1,736,964)
Non-current portion	$5,957,988

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $73,830 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 17 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As of December 31, 2022 the balance is  $129,764 of which $49,539 is current while  $80,225 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 1, 2023, and therefore is presented as non-current. The loan was provided in three tranches and the latest amendment increased the maximum loan amount by $258,405 (CAD 350,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Tranche 1		Tranche 2		Tranche 3		Total
	CAD	USD	CAD	USD	CAD	USD	CAD	USD
Maximum loan	1,043,593	770,485	1,592,787	1,175,955	250,000	184,575	2,886,380	2,131,015
Outstanding loan	1,043,593	770,485	1,592,787	1,175,955	250,000	184,575	2,886,380	2,131,015
Interest rate	16.00%		43.26%		43.26%

Interest expense charged for the twelve months ended December 31, 2022, in the amount of $645,340 (CAD 874,089) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $436,226 (CAD 590,852) is included in accounts payable and accrued liabilities on the consolidated balance sheet

Outstanding management service fee

The balance owing to key officers of the Company is $585,261 (December 31, 2021: $423,389). The outstanding balance is primarily the outstanding management service fee.

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company's subsidiary, CannaKorp. Total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. Of the total settlement amount, as of December 31, 2022 and 2021, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2022, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the year ended December 31, 2022, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of December 31, 2022 is $25,028 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of December 31, 2022 is $nil.

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating lease. Upon adoption of ASC 842, the Company recognized $1,667,238 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,542,989 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce Craft Cannabis at Scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $25,841 (CAD 35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $729,657 (CAD 988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2023	$326,696
2024	322,677
2025	325,904
2026	329,163
Thereafter	1,121,545
Total lease payments	2,425,985
Less imputed interest	(995,780)
Present value of lease liabilities	1,430,205
Current portion	(110,586)
Non-current portion	$1,319,619

Below is the reconciliation of the net operating lease presented on the consolidated statement of operations:

	For the	For the
	year ended	year ended
	December 31, 2022	December 31, 2021
	$	$
Gross operating lease expense	258,916	266,757
Gross rent and utilities expenses	594,498	417,157
Recoverable expenses from JVCo related to rent and utilities	(927,473)	(682,153)
	(74,059)	1,761

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

16.   CONVERTIBLE PROMISSORY NOTES

Interest amounting to $37 was accrued for the year ended December 31, 2022 (December 31, 2021: $109).

Principal amount outstanding as of December 31, 2022 and December 31, 2021 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2022, there were no conversion of principal balance of convertible promissory notes (2021: $2,648), respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	December 31,
	2021	period	Issuances	adjustment	2022
	$	$	$	$	$
Note D	772	—	—	674	1,446
Note F	5,230	—	—	4,804	10,034
Note G	1,900	—	—	1,745	3,645
	7,902	—	—	7,223	15,125

Key assumptions used for the valuation of convertible notes

The derivative element of the convertible notes was fair valued using the multinomial lattice model. Following assumptions were used to fair value these notes as of December 31, 2022:

●	Projected annual volatility of 163% to 334%;
●	Risk free interest rate of 1.42% to 4.38%;
●	Stock price of $0.004 to 0.009;
●	Liquidity term of 0.25 to 1 years;
●	Dividend yield of 0%; and
●	Exercise price in the range between $0.0015 to $0.0316.

17.   STOCKHOLDERS’ DEFICIENCY

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of December 31, 2022 and 2021

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at December 31, 2022 and 2021

As of December 31, 2022, convertible notes, warrants and preferred stock outstanding could be converted into 17,258,122 (December 31, 2021: 7,248,672), 53,950,001 (December 31, 2021: 350,178,339) and 100,000,000 (December 31, 2021: 100,000,000) shares of common stock, respectively.

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

Series A Preferred Stock ("Series A Stock")

Dividends shall be declared and set aside for any shares of Series A Stock in the same manner and amount as for the Common Stock. Series A Stock, as a class, shall have voting rights equal to a multiple of 2X the number of shares of Common Stock issued and outstanding that are entitled to vote on any matter requiring shareholder approval. The Series A Stockholders shall not vote as a separate class but shall vote together with the common stock on all matters, including any amendment to increase or decrease the authorized capital stock. Upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation, the assets of the Company available for distribution to its shareholders shall be distributed to the holders of common stock and the holders of the Series A Stock ratable without any preference to the holders of the Series A Stock. Shares of Series A Stock can be converted at any time into fully paid and nonassessable shares of Common Stock at the rate of One Hundred (100) shares of Common Stock for each One (1) share of Series A Stock.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights.

Subject to preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to share ratable in dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefore.

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

During the quarter ended September 30, 2022, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $120, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued

During the quarter ended December 31, 2022, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $73, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

During the quarter ended December 31, 2021, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at fair value of $215, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 14 for details.
Agreement with Serious Seeds	187,488	$2,557	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,579,024	$175,182

Warrants

As further explained in Note 19, the warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2022

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004	$0.005	$0.008	$0.009
Exercise price	$0.200 to $0.300	$0.200 to $0.300	$0.050 to $0.300	$0.023 to $0.250
Volatility	253% to 312%	214% to 279%	192% to 306%	192% to 306%
Risk free interest rate	4.73%	4.05%	2.92%	2.28%
Expected life (years)	0.02 to 1.93	0 to 1.94	0 to 1.94	0 to 1.93
Expected dividend rate	0%	0%	0%	0%

2021

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.009	$0.016	$0.024	$0.025
Exercise price	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250	$0.023 to $0.250
Volatility	182% to 300%	179% to 302%	216% to 304%	236% to 306%
Risk free interest rate	0.73%	0.28%	0.25%	0.16% to 2.48%
Expected life (years)	0.01 to 1.93	0.23 to 1.93	0.21 to 1.93	0.01 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2022

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004 to $0.006	$0.007 to $0.008	$0.005 to $0.010	$0.008 to $0.013
Exercise price	$0.300	$0.300	$0.300	$0.250
Volatility	279%	279%	299%	306%
Risk free interest rate	4.23% to 4.66%	2.97% to 3.50%	2.50% to 2.73%	0.88% to 1.50%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$176	$288	$306	$430

2021

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.011 to $0.016	$0.015 to $0.022	$0.017 to $0.029	$0.011 to $0.067
Exercise price	$0.250	$0.250	$0.025 to $0.061	$0.025 to $0.059
Volatility	300%	302%	304%	306%
Risk free interest rate	0.30% to 0.39%	0.21% to 0.22%	0.14% to 0.27%	0.09% to 0.14%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$524	$807	$114,211	$2,152,191

Breakdown of warrants outstanding as of December 31, 2022 and 2021 are detailed below:

			Remaining	Remaining
	Warrants	Warrants	contractual life term	contractual life term
	outstanding as at	outstanding as at	as at	as at
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022 (years)	2021 (years)
Private placements	43,549,993	339,561,664	0.11 to 0.47	0.02 to 1.47
Serious Seeds	400,008	616,675	0.02 to 1.93	0.01 to 1.93
CLI	10,000,000	10,000,000	2.62	3.62
Total	53,950,001	350,178,339

Movement of the warrants is detailed below:

Warrants
Warrants as at December 31, 2020	364,791,382
Issued	43,749,997
Expired	(58,363,040)
Warrants as at December 31, 2021	350,178,339
Issued	200,004
Expired	(296,428,342)
Warrants as at December31, 2022	53,950,001

Movement of the warrant liability is detailed below:

$
Warrant liability as at December 31, 2020	2,948,823
Warrant liability for new issuance	3,674
Change in fair value	(2,930,402)
Warrant liability as at December 31, 2021	22,095
Warrant liability for new issuance	1,221
Change in fair value	(22,827)
Warrant liability as at December 31, 2022	489

18.   CONTINGENCIES AND COMMITMENTS

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,550,430 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The  management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2022, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,375,309 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2022, $10,720 has been recorded in Target's payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $96,553 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2022, $101,996 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

During the year ended December 31, 2022 and 2021, the pandemic did not have a material impact on the Company’s operations. As of December 31, 2022 and 2021, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) month following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds B.V. will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of December 31, 2022, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

19.   INCOME TAXES

Income taxes

The provision for income taxes is calculated at a US corporate tax rate of approximately 21% (2021: 21%) as follows:

	2022	2021
	$	$
Expected income tax (expense) recovery from net (income) loss	949,213	(57,305)
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	3,099	624,771
Change in the valuation allowance	(952,312)	(567,466)
	—	—

Deferred tax assets

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31:

	2022	2021
	$	$
Tax effect of NOL Carryover	5,020,076	4,067,763
Less valuation allowance	(5,020,076)	(4,067,763)
	—	—

As of December 31, 2022, the Company performed a comprehensive analysis of its tax estimates and revised comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carry forwards of approximately $23,905,124 (2021: $19,370,301) that may be offset against future taxable income from the year by 2042. No tax benefit has been reported as of December 31, 2022, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

20.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 17, 2023, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent event to report:

In February 2023, the Company and the Company’s shareholder, as mentioned in Note 8, (“Lender”) entered into a Seventh Amending Agreement with the Lender pursuant to which the Lender agreed to lend the Company an additional $184,575 (CAD 250,000). The new loan carries interest at the rate of 3.0146% per month. The remaining terms and conditions of the Original Loan remain in full force and effect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Anthony Zarcone	49	Chief Executive Officer and Director

Barry Alan Katzman	63	Director

Saul Niddam	66	Director

Frank Monte	64	Director

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

Directors Compensation

	Fees Earned			Non-equity	Change in
	or Paid in	Stock	Option	Incentive Plan	Pension	All Other
Name	Cash	Awards	Awards	Compensation	Value	Compensation	Total
Anthony Zarcone	$103,815 (CAD 135,000)	─	─	─	─	─	$103,815 (CAD 135,000)
Barry Alan Katzman	─	─	─	─	─	─	─
Saul Niddam	─	─	─	─	─	─	─
Frank Monte	─	─	─	─	─	─	─

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 17, 2023, regarding the beneficial ownership of our Common Stock by (i) our named executive officer, (ii) each of our directors, and (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

				Percent of
				Common shares
		Common shares		beneficially owned
Name and Address of Beneficial Owner	Position	beneficially owned		(1)
Anthony Zarcone 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Chief Executive Officer and Director	10,259,300	(2)	1.66%
Barry Alan Katzman 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	─		*
Saul Niddam 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	1,666,687		*
Frank Monte 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	8,148,104		1.32%
Oakland Family Trust 20 Hempstead Drive, Hamilton, Ontario, Canada L8W 2E7		50,129,355		8.12%

Total owned by officers and directors		20,074,091		3.25%

* indicates less than 1%.

(1)	Based on 617,025,999 shares outstanding as of the date of this Report.
(2)	9,259,300 shares are held by The PJB Trust of which Anthony Zarcone is the Trustee.

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,141,070, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,825,980 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $73,830 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. The full text of the loan agreement is included in this report as Exhibit 10.26 and 10.27.

Item 14. Principal Accounting Fees and Services.

Our auditor, Fruci & Associates II, PLLC, is the registered independent accounting firm.

Audit Fees

We were billed $39,500 and $53,250 for years ended December 31, 2022 and 2021 respectively for professional services rendered for the audit of our consolidated financial statements.

Audit Related Fees

There were no other audit related fees for years ended December 31, 2022 and 2021.

Tax Fees

There were no tax fees for years ended December 31, 2022 and 2021.

All Other Fees

There were no other fees for years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Consolidated Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/13/13

3(i)(a)	Amended Articles of Incorporation	10-K	3.1	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/13/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	05/07/21

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/07/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/07/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/07/22

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2023	TARGET GROUP INC.

	By:	/s/ Anthony Zarcone
Anthony Zarcone
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Anthony Zarcone	Director	March 17, 2023
Anthony Zarcone

/s/ Barry Alan Katzman	Director	March 17, 2023
Barry Alan Katzman

/s/ Saul Niddam	Director	March 17, 2023
Saul Niddam

/s/ Frank Monte	Director	March 17, 2023
Frank Monte