Form 10-Q
period 2023-03-31
Target Group Inc.
filed 2023-05-08
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2023, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2023	2022
		$	$
ASSETS
Current assets
Cash		49,335	223,843
Restricted cash		8,498	8,490
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 3	—	—
Prepaid asset		41,748	41,714
Sales tax recoverable, net of allowance	Note 4	15,088	—
Receivable from joint venture	Note 6	634,965	630,180
Other receivable	Note 8	3,695	3,692
Total current assets		755,397	909,987
Long term assets
Fixed assets	Note 5	5,346,196	5,554,225
Investment in joint venture	Note 6	1,270,336	775,577
Goodwill	Note 7	263,331	263,117
Operating lease right-of-use assets	Note 9	58,453	62,728
Total long term assets		6,938,316	6,655,647
Total assets		7,693,713	7,565,634

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		2,613,317	2,296,935
Settlement payable	Note 1	—	—
Sales tax payable	Note 4	—	35,254
Payable to related parties, net	Note 8	4,968,182	4,468,535
Operating lease liability - Current portion	Note 9	112,943	110,586
Convertible promissory notes, net	Note 10	480	480
Derivative liability	Note 10	12,454	15,125
Total current liabilities		7,707,882	6,927,421

Long term liabilities
Payable to related parties, net - Non-current portion	Note 8	6,001,509	5,877,930
Operating lease liability - Non-current portion	Note 9	1,291,467	1,319,619
Warrant liability	Note 11	345	489
Total long term liabilities		7,293,321	7,198,038
Total liabilities		15,001,203	14,125,459

Stockholders’ deficiency
Preferred stock	Note 11	100	100
Common stock	Note 11	61,703	61,703
Shares to be issued	Note 11	175,245	175,182
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(31,529,387)	(30,783,678)
Accumulated comprehensive loss		(1,000,848)	(998,829)
Total stockholders’ deficiency		(7,307,490)	(6,559,825)
Total liabilities and stockholders’ deficiency		7,693,713	7,565,634

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the
		three months ended	three months ended
		March 31, 2023	March 31, 2022
		$	$

REVENUE		—	—

OPERATING EXPENSES
Advisory and consultancy fee		223	11,239
Management services fee		78,324	27,885
Salaries and wages		—	17,831
Legal and professional fees		57,940	66,944
Depreciation expense		212,686	227,624
Operating lease expense	Note 9	(11,090)	(23,527)
Office and general		2,629	20,197
Total operating expenses		340,712	348,193

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		(2,975)	(17,646)
Interest and bank charges		353,606	288,688
Exchange (income) loss		2,275	34,034
Other income	Note 6	(4,275)	(60,185)
Allowance of sales tax recoverable		—	(509)
Share of (income) loss from joint venture	Note 6	43,963	(46,125)
Debt issuance cost	Note 8	12,403	13,249
Total other expense (income)		404,997	211,506

Net (loss) income before income taxes		(745,709)	(559,699)
Income taxes		—	—
Net (loss) income		(745,709)	(559,699)

Foreign currency translation adjustment		(2,019)	9,875
Comprehensive (loss) income		(747,728)	(549,824)

(Loss) earnings per share - basic and diluted		(0.0012)	(0.0009)
Weighted average shares - basic and diluted		617,025,999	617,025,999

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	63	—	—	—	—	63

Net loss	—	—	—	—	—	—	—	—	(745,709)	—	(745,709)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,019)	(2,019)

As at March 31, 2023	1,000,000	100	617,025,999	61,703	1,594,648	175,245	—	24,985,697	(31,529,387)	(1,000,848)	(7,307,490)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Preferred stock		Common stock		Shares to be issued		Stock	Additional	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	paid-in	deficit	comprehensive	Total
							receivable	capital		loss
		$		$		$		$	$		$
As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

Shares issued as consideration for consideration of the intellectual property rights	—	—	—	—	15,624	153	—	—	—	—	153

Net income	—	—	—	—	—	—	—	—	(559,699)	—	(559,699)

Foreign currency translation	—	—	—	—	—	—	—	—	—	9,875	9,875

As at March 31, 2022	1,000,000	100	617,025,999	61,703	1,532,152	174,875	—	24,985,697	(26,823,313)	(1,100,845)	(2,701,783)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2023	March 31, 2022
	$	$
OPERATING ACTIVITIES

Net (loss) for the period	(745,709)	(559,699)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(2,975)	(17,646)
Shares and warrants issued/to be issued for services	223	583
Allowance of sales tax recoverable	—	(509)
Depreciation expense	212,686	227,624
Operating lease expense	60,053	67,802
Investment (income) loss from joint venture	43,963	(46,125)
Debt issuance cost	12,403	13,249

Changes in operating assets and liabilities:
Change in sales tax recoverable	(50,405)	63,773
Change in accounts payable and accrued liabilities	362,991	483,587
Change in operating lease liability, net	(79,990)	(84,596)
Net cash (used in) provided by operating activities	(186,760)	148,043

INVESTING ACTIVITIES
Amounts invested on fixed assets	—	(322)
Proceeds from (investment in) joint venture	(538,911)	(138,002)
Net cash (used in) investing activities	(538,911)	(138,324)

FINANCING ACTIVITIES
Utilization of bank overdraft facility	—	—
Proceeds from loans from related parties	554,550	78,980
Payment for settlement payable $ 138,002	—	(10,000)
Net cash provided by financing activities	554,550	68,980

Net increase (decrease) in cash and restricted cash during the year	(171,121)	78,699
Effect of foreign currency translation	(3,379)	2,824
Cash and restricted cash, beginning of year	232,333	122,151
Cash and restricted cash, end of year	57,833	203,674

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as consideration for services	280	153

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	—	—
Cash paid for taxes	—	—

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

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current period end, the company has produced and sold cannabis products of $200,641 (Period ended March 31, 2022: $1,096,321) through its investment in a joint venture.

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition, to its common stock the Company issued to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders held approximately 46.27% of the issued and outstanding Common Stock of the Company and Visava continues its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018. During the year ended December 31, 2020, all of the warrants expired, none were exercised.

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

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and started paying $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860. As at March 31, 2023, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

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

During April 2023 a settlement agreement is signed by Canary and Thrive after which the Joint Venture Agreement is terminated. Refer to the subsequent events note 14.

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first–tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below. The CEO of the Company is the secretary of CLI, a director of the company and the brother of the CEO is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,142,810 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,832,340 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of March 31, 2023, $3,695 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $834,957 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,551,690 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,379,258 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,275,812 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

For the purpose of this Note, “Net Revenue” will mean any and all revenue generated from Canary’s Licensed Facility (hereinafter defined) to which it is entitled to net of applicable taxes and third-party expenses.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $73,890 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Going Concern

The Company has earned minimal revenue since inception to date and has sustained operating losses during the three months ended March 31, 2023. The Company had a working capital deficit of $6,996,419 and an accumulated deficit of $31,529,387 as of March 31, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The unaudited accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern up to at least 12 months from the balance sheet date; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2023, or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended December 31, 2022.

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visava Inc./Canary RX Inc. and CannaKorp, Inc. Significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated interim financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to accruals. Actual results could differ from those estimates.

Cash

The Company places its cash with high-quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2023 and March 31, 2022.

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2023 and 2022.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company did not generate any revenue during the period ended March 31, 2023, and 2022.

In addition, Canary generated revenue of $200,641 (though its investment in JVCo) during the three months ended March 31, 2023 (period ended March 31, 2022: $1,096,321) and is represented as a share of income (losses) from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue was concentrated to two customers (2022: six). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 6 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the three months ended March 31, 2023, and 2022.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

3.     Inventory

As of March 31, 2023, the inventory in the amount of $nil (2022: $99,000) consists of finished goods and is held at a third-party location.

During the year ended December 31, 2022, the Company recorded a write-down of inventory to its net realizable value, in the amount of $99,000 due to decrease in inventory value and recorded an impairment in the amount of $99,000 due to obsolete inventory.

4.     Sales Tax Recoverable and Payable

As of March 31, 2023, the Company had $15,088 of gross sales tax recoverable compared to December 31, 2022 there was $nil, while the Company had $nil of gross sales tax payable as of March 31, 2023.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

The Company has recorded $nil (December 31, 2022: $nil) of allowance as of March 31, 2023.

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

Canary has recorded a depreciation expense of $287,468 during the three months ended March 31, 2023 (March 31, 2022: $227,042) while CannaKorp has recorded a depreciation expense of $132 during the three months ended March 31, 2023 (March 31, 2022: $582).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	713,342	769,294	43,504	6,707,830	8,233,970
Accumulated depreciation	(258,764)	(744,418)	(43,253)	(1,841,339)	(2,887,774)
	454,578	24,876	251	4,866,491	5,346,196

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

During the period ended March 31, 2023, the joint venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $ 1,571,581 (CAD 2,125,482) of which $1,015,357 (CAD 1,373,218) were reduced from investment in joint venture as these represented recovery of investment and $556,224 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support joint venture operations. Also refer to shareholder loan in Note 8.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $886,680 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of March 31, 2023, the loan advanced amounts to $247,532 (CAD 335,000) and interest income charged for the three months ended in the amount of $4,275 (CAD 5,782) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $46,523 (CAD 62,963) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Three months ended March 31,	2023		2022
	CAD	USD	CAD	USD
Sales	271,356	200,641	1,369,887	1,081,937
Cost of goods sold	123,317	91,180	713,168	563,260
Gross profit	148,040	109,461	656,719	518,677
Operation expenses	266,955	197,386	539,918	426,427
Net income (loss)	(118,915)	(87,925)	116,801	92,250

Eligible recoverable expenses	1,063,212	785,607	1,086,622	869,624
Recoverable amount	1,063,212	785,607	1,086,622	869,624
Income (loss) on equity	(59,458)	(43,963)	58,401	46,125

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed, monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of	March 31, 2023		December 31, 2022
	CAD	USD	CAD	USD
Assets	11,863,655	8,766,054	10,913,576	8,057,493
Liabilities	12,250,071	9,051,578	11,181,077	8,254,989
Deficit	(386,417)	(285,523)	(267,501)	(197,496)

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

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of Visava Inc. in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and issued to the Visava shareholders, prorata Common Stock Purchase Warrants purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. As a result of this transaction, Visava Inc. became a wholly-owned subsidiary of the Company and the former shareholders of Visava Inc. owned approximately 46.27% of the Company’s shares of Common Stock. The transaction was closed effective August 2, 2018. During the year ended, December 31, 2020, all of the warrants expired, none were exercised.

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

8.     Related Party Transactions and Balances

During the three months ended March 31, 2023, the Company expensed $78,324 (March 31, 2022: $27,885) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of March 31, 2023 of $10,969,691 (December 31, 2022: $10,346,465) is below:

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

Pursuant to the agreement, CLI purchased from the Company for the sum of $2,142,810 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second- tier subsidiary, to the Company in the principal balance of $7,832,340 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of March 31, 2023, $3,695 (CAD 5,000) is still outstanding from CLI.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Interest expense charged for the three months ended in the amount of $78,135 (CAD 105,673) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $313,396 (CAD 424,139) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2023	$1,143,730
2024	3,305,121
2025	3,252,355
2026	—
Total	7,701,206
Current portion	(1,631,801)
Non-current portion	6,069,405

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $73,890 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at March 31, 2023, the balance is $117,475 of which $49,579 is current while $67,896 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on September 28, 2023 and therefore is presented as current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $554,175 (CAD 750,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Tranche 1		Tranche 2		Tranche 3		Tranche 4		Tranche 5		Total
	CAD	USD	CAD	USD	CAD	USD	CAD	USD	CAD	USD	CAD	USD
Maximum loan	1,043,593	771,111	1,592,787	1,176,910	250,000	184,725	250,000	184,725	500,000	369,450	3,636,380	2,686,921
Outstanding loan	1,043,593	771,111	1,592,787	1,176,910	250,000	184,725	250,000	184,725	500,000	369,450	3,636,380	2,686,921
Interest rate	16.00%		43.26%		43.26%		43.26%		43.26%

Interest expense charged for the three months ended March 31, 2023 in the amount of $234,779 (CAD 317,741) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $671,359 (CAD 908,593) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

Outstanding management service fee

The balance owing to key officers of the Company is $634,037 (December 31, 2022: $585,261). The outstanding balance is primarily the outstanding management service fee.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of March 31, 2023 and December 31, 2022, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2021, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the three months ended March 31, 2023, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of March 31, 2023 is $25,049 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of March 31, 2023 is $nil.

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating leases. Upon adoption of ASC 842, the Company recognized $1,668,593 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,544,243 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce craft cannabis at scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $25,862 (CAD 35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $730,250 (CAD 988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2023	$244,319
2024	322,939
2025	326,168
2026	329,430
Thereafter	1,122,457
Total lease payments	2,345,313
Less imputed interest	(940,903)
Present value of lease liabilities	1,404,410
Current portion	(112,943)
Non-current portion	$1,291,467

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the
	three months ended	three months ended
	March 31, 2023	March 31, 2022
	$	$
Gross operating lease expense	—	67,802
Gross rent and utilities expenses	(11,090)	122,805
Recoverable expenses from JVCo related to rent and utilities	—	(214,134)
	(11,090)	(23,527)

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

10.     Convertible Promissory Notes

Interest amounting to $10 was accrued for the three months ended March 31, 2023 (March 31, 2022: $8).

Principal amount outstanding as of March 31, 2023 and December 31, 2022 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the three months ended March 31, 2023, there were no conversion of principal balance of convertible promissory notes (March 31, 2022: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative				Derivative
	liability as at	Conversions / Redemption			liability as at
	December 31,	during the	Change due to	Fair value	March 31,
	2022	period	Issuances	adjustment	2023
	$	$	$	$	$
Note D	1,446	—	—	(228)	1,218
Note F	10,034	—	—	(1,792)	8,242
Note G	3,645	—	—	(651)	2,994
	15,125	—	—	(2,671)	12,454

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of March 31, 2023:

●	Projected annual volatility of 205% to 205%;
●	Risk free interest rate of 4.40% to 4.40%;
●	Stock price of $0.003 to 0.003;
●	Liquidity term of 0.25 to 0.25 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0012 to $0.0151.

11.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of March 31, 2023 and December 31, 2022

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at March 31, 2023 and December 31, 2022

As of March 31, 2023, convertible notes, warrants and preferred stock outstanding could be converted into 20,072,398 (December 31, 2022: 17,258,122), 15,766,675 (December 31, 2022: 53,950,001) and 100,000,000 (December 31, 2022: 100,000,000) shares of common stock, respectively.

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

2023

During the quarter ended March 31, 2023, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $63, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 14 for details.
Agreement with Serious Seeds	203,112	2,620	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,594,648	$175,245

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2023

As at
March 31, 2023
Forfeiture rate	0%
Stock price	$0.003
Exercise price	$0.250 to $0.300
Volatility	244% to 305%
Risk free interest rate	4.64%
Expected life (years)	0.02 to 1.93
Expected dividend rate	0%

2022

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004	$0.005	$0.008	$0.009
Exercise price	$0.200 to $0.300	$0.200 to $0.300	$0.050 to $0.300	$0.023 to $0.250
Volatility	253% to 312%	214% to 279%	192% to 306%	192% to 306%
Risk free interest rate	4.73%	4.05%	2.92%	2.28%
Expected life (years)	0.02 to 1.93	0 to 1.94	0 to 1.94	0 to 1.93
Expected dividend rate	0%	0%	0%	0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2023

During quarter
ended
March 31, 2023
Forfeiture rate	0%
Stock price	$0.003 to $0.005
Exercise price	$0.300
Volatility	305%
Risk free interest rate	4.24% to 4.89%
Expected life (years)	2
Expected dividend rate	0%
Fair value of warrants	$160

2022

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004 to $0.006	$0.007 to $0.008	$0.005 to $0.010	$0.008 to $0.013
Exercise price	$0.300	$0.300	$0.300	$0.250
Volatility	279%	279%	299%	306%
Risk free interest rate	4.23% to 4.66%	2.97% to 3.50%	2.50% to 2.73%	0.88% to 1.50%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$176	$288	$306	$430

Breakdown of warrants outstanding as of March 31, 2023 and December 31, 2022 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	March 31,	December 31,
	March 31,	December 31,	2023	2022
	2023	2022	(years)	(years)
Private placements	5,366,667	43,549,993	0.07 to 0.22	0.11 to 0.47
Serious Seeds	400,008	400,008	0.02 to 1.93	0.02 to 1.93
CLI	10,000,000	10,000,000	2.37	2.62
Total	15,766,675	53,950,001

During the three months ended March 31, 2023, 38,233,327 warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2022	489
Warrant liability for new issuance	160
Change in fair value	(304)
Warrant liability as at March 31, 2023	345

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

13.     Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,551,690 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of March 31, 2023, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,376,427 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of March 31, 2023, $10,720 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $96,632 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of March 31, 2023, $102,079 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

During the period and year ended March 31, 2023 and December 31, 2022, respectively, the pandemic did not have a material impact on the Company’s operations. As of March 31, 2023 and December 31, 2022, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic. The Company has taken steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

Due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on the Company’s business, balance sheet and operating results in the future. In addition, it is possible that estimates in the Company’s

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

financial statements will change in the near term as a result of COVID-19 and the effect of any such changes could be material, which could result in, among other things, impairment of long-lived assets including goodwill. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of March 31, 2023, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

14.    Subsequent Events

The Company’s management has evaluated subsequent events up to May 8, 2023, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has the following subsequent events to report:

A settlement agreement has been reached between Canary, the Joint Venture and Thrive, effective April 30, 2023. As per the terms of the agreement, the JV Contracts are terminated, Thrive is no longer part of the Joint Venture and Thrive and Aurora owe Canary certain monetary and purchase order obligations. This means that Thrive transferred all of it’s right, title and interest in the Joint Venture to Canary.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three months ended March 31, 2023 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

During the first quarter of 2023, the global spread of Coronavirus (COVID-19) continued to have a significant impact on the Canadian and global economy and customer purchasing behavior, while equity markets remained volatile. However, these factors have not impacted the Company’s operations, financial results for the quarter.

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

The initial term of the Agreement will be five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company will issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Agreement. In addition, on the thirteenth (13) month following the effective date of the Agreement of the initial term, the Company will issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Agreement and continuing through the sixtieth (60) month of the initial term, the Company will issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of March 31, 2023, none of the above shares have been issued.

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

Under the Agency Agreement, Cannavolve will be paid a commission of 6% of net sales based on the wholesale prices of the Products. The initial term of the Agency Agreement is two (2) years from December 13, 2018 subject to a renewal term of two (2) additional years. In addition to customary termination provisions based upon the material default of either the Company or Cannavolve, we can terminate the Agency Agreement without cause upon ninety (90) days prior written notice. The Agency Agreement was renewed on December 13, 2020 for an additional two (2) years, but was not renewed on December 13, 2022 and expired on that date.

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

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at March 31, 2023, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $886,680 (CAD 1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of March 31, 2023, the loan advanced amounts to $247,532 (CAD 335,000) and interest income charged for the three months ended in the amount of $4,275 (CAD 5,782) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $46,523 (CAD 62,963) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Three months ended March 31,	2023		2022
	CAD	USD	CAD	USD
Sales	271,356	200,641	1,369,887	1,081,937
Cost of goods sold	123,317	91,180	713,168	563,260
Gross profit	148,040	109,461	656,719	518,677
Operation expenses	266,955	197,386	539,918	426,427
Net income (loss)	(118,915)	(87,925)	116,801	92,250

Eligible recoverable expenses	1,063,212	785,607	1,086,622	869,624
Recoverable amount	1,063,212	785,607	1,086,622	869,624
Income (loss) on equity	(59,458)	(43,963)	58,401	46,125

During the three months ended March 31, 2023, revenue was sold to two customers (2022: six).

The JVCo shall make payments out of the revenues, net of applicable taxes and expenses (“Net Income”), per the following order of priority:

a)	First, the payment of recoverable expenses;
b)	Second, to the repayment of the Hard Cost Loan until repaid in full;
c)	Third, to the repayment of the Soft Costs (costs of services and materials provided by Thrive Cannabis) until repaid in full;
d)	Finally, any remaining Net Income shall be distributed monthly, as follows:
(i)	For the first two (2) years following the execution of this Agreement, Canary shall receive 60% and Thrive Cannabis shall receive 40%; and
(ii)	For the three (3) years following such period, Canary shall receive 57.5% and Thrive shall receive 42.5%.

Below is the position of the JVCo as at:

As of	March 31, 2023		December 31, 2022
	CAD	USD	CAD	USD
Assets	11,863,655	8,766,054	10,913,576	8,057,493
Liabilities	12,250,071	9,051,578	11,181,077	8,254,989
Deficit	(386,417)	(285,523)	(267,501)	(197,496)

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

CLI purchased from the Company for the sum of $2,142,810 (CAD 2,900,000) a debt obligation owing from Canary, the Company’s second-tier subsidiary, to the Company in the principal balance of $7,832,340 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of March 31, 2023, $3,695 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $834,957 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,551,690 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,379,258 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,275,812 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $73,890 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

Forward Looking Relating to Future Operations of the Company.

Currently, the company and its senior management are is exploring several new, additional opportunities at its Simcoe, Ontario cultivation facility to expand the Company’s product offerings in other cannabis-related consumer packaged goods (“CPG”) product categories.

Employees

As of March 31, 2023, we had 51 employees which include Anthony Zarcone, Chief Executive Officer.

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

At present, CannaKorp has failed to meet its annuities payments as well as maintenance fees on the 2 referenced patents. Although there has been a lapse and these patents remain unmaintained, there remains the possibility of CannaKorp reinstating these patents if done so in a reasonable amount of time. At this time, management is determining the value maintaining these patents will provide the Company. Once management has completed their assessment, the Company will proceed accordingly and advance in that determined direction moving forward. Additionally, CannaKorp is actively seeking a joint venture partner and/ or a licensor to assist in both marketing and launching the Wisp Vaporizer and Wisp Pods in both the US and Canadian legal cannabis or hemp markets.

Results of Operations

We have not generated significant revenue to date and consequently, our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our analysis on the performance of the Company is as follows:

Balance sheet – As of March 31, 2023 and December 31, 2022

Cash and Restricted Cash

On March 31, 2023, we had cash of $49,335 (excluding restricted cash of $8,498) compared to $223,843 (excluding restricted cash of $8,490) as of December 31, 2022. The decrease is due to investment in joint venture which includes payment of salaries, rent and other operating expenses in addition payments made for the outstanding payables.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollars into United States Dollar.

Prepaid asset

On March 31, 2023, we had prepaid expenses of $41,748 compared to $41,714 as of December 31, 2022. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On March 31, 2023 the gross sales tax recoverable is $15,088 compared to December 31, 2022 $nil while the gross sales tax payable as of March 31, 2023 is $nil.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on March 31, 2023 is $nil (December 31, 2022: $nil).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,613,318 as of March 31, 2023, primarily represents consulting and construction services related to capital work in progress and fixed asset additions amounting to $163,535, interest on promissory notes and loans amounting to $1,035,483, and outstanding, accrued professional fees amounting to $950,764.

Accounts payable amounting to $2,296,935 as of December 31, 2022, primarily represents consulting and construction services related to fixed asset additions amounting to $154,811, interest on promissory notes and loans amounting to $739,130, outstanding and accrued professional fees amounting to $906,596.

Payable to related parties

As of March 31, 2023, the Company had $10,969,691 payable to related parties as compared to $10,346,465 as of December 31, 2022. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $10 was accrued for the three months ended March 31, 2023 (March 31, 2022: $8).

The principal amount outstanding as of March 31, 2023 and December 31, 2022 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended March 31, 2023 and 2022:

Revenue

The Company did not generate revenue during the current or the comparable quarter ended in 2023. However, Canary generated revenues of $200,641 (though its investment in JVCo) during the period ended March 31, 2023 (quarter ended March 31, 2022: $1,096,321) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to two customers (2022: six).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to significant decrease in consulting fee and professional fees in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control and reduce expenses.

Expenses primarily represented consulting fees of $223 (2022: $11,239), management fees of $78,324 (2022: $27,885), legal and professional charges of $57,940 (2022: $66,944) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $212,686 (2022: $227,624).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current period ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; (3) Losses from the joint venture, as a result, the share of income has increased significantly and (4) and significant decrease in exchange income during the quarter due to unfavorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $2,975 (2022: positive $17,646), interest and bank charges amounting to $353,606 (2022: $288,688), exchange loss $2,275 (2022: $34,034) other income of $4,275 (2022: 60,185), share of loss from joint venture of $43,963 (2022: gain of $46,125) and debt issuance cost of $12,403 (2022: $13,249).

Liquidity and Capital Resources

As of March 31, 2023, we had a working capital deficit of $6,996,419 (December 31, 2022: $6,017,434). We are actively seeking various financing opportunities to meet the deficit capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2023 provided that it is successful in obtaining additional financing in the foreseeable future.

Statement of Cash Flow – For the three months ended March 31, 2023 and 2022:

Operating activities

Operating activities used cash of $186,276 compared to cash provided of $148,043 for the corresponding period of the prior year. This is primarily due to the payments of a number of outstanding balances in accounts payable and accrued liabilities.

Investing activities

Investing activities used cash of $538,911 in the year 2023 compared to $138,324 cash used in the corresponding period of the prior year. The current period cash utilization represents improvements to Canary’s facility to increase its efficiency and increase cannabis production, and investment made in the JVCo by way of paying operating expenses such as salaries, rent, utilities, etc., which will be reimbursed by the JVCo in the future.

Financing activities

Financing activities provided cash of $554,550 in 2023 compared to cash provided of $68,980 in the year 2022. Cash was provided by a loan advance from a related party in the current and prior period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

All critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2022.

Subsequent Events

The Company’s management has evaluated subsequent events up to May 8, 2023, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has the following subsequent events to report:

A settlement agreement has been reached between Canary, the Joint Venture and Thrive, effective April 30, 2023. As per the terms of the agreement, the JV Contracts are terminated, Thrive is no longer part of the Joint Venture and Thrive and Aurora owe Canary certain monetary and purchase order obligations. This means that Thrive transferred all of it’s right, title and interest in the Joint Venture to Canary.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,551,690 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

A claim for damages of $1,376,427 (CAD 1,862,805) was filed against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of $96,632 (CAD 130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	09/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	05/7/21

10.29*	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/7/22

10.30*	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/7/22

10.31*	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/7/22

10.32*	Seventh Amending Agreement dated February 16, 2023

10.33*	Eighth Amending Agreement dated March 28, 2023

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: May 8, 2023	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: May 8, 2023	By:	/s/ Barry Alan Katzman
Director

Dated: May 8, 2023	By:	/s/ Saul Niddam
Director