Form 10-Q
period 2023-06-30
Target Group Inc.
filed 2023-08-09
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,627,695 as of June 30, 2023.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2023, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2023	2022
		$	$
		(unaudited)
ASSETS
Current assets
Cash		1,047,833	223,843
Restricted cash		8,686	8,490
Accounts receivable, no allowance		2,068	2,068
Inventory	Note 3	1,814,902	—
Prepaid asset		42,674	41,714
Sales tax recoverable, net of allowance	Note 4	1,034	—
Receivable from joint venture	Note 6	—	630,180
Other receivable	Note 8	3,777	3,692
Total current assets		2,920,974	909,987
Long term assets
Fixed assets	Note 5	5,773,235	5,554,225
Investment in joint venture	Note 6	—	775,577
Goodwill	Note 7	269,175	263,117
Operating lease right-of-use assets	Note 9	55,237	62,728
Total long term assets		6,097,647	6,655,647
Total assets		9,018,621	7,565,634

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		2,823,400	2,296,935
Settlement payable	Note 1	—	—
Sales tax payable	Note 4	—	35,254
Payable to related parties, net	Note 8	5,061,467	4,468,535
Operating lease liability - Current portion	Note 9	118,047	110,586
Convertible promissory notes, net	Note 10	480	480
Derivative liability	Note 10	16,318	15,125
Total current liabilities		8,020,218	6,927,421

Long term liabilities
Payable to related parties, net - Non-current portion	Note 8	6,275,163	5,877,930
Operating lease liability - Non-current portion	Note 9	1,288,897	1,319,619
Warrant liability	Note 11	931	489
Total long term liabilities		7,564,991	7,198,038
Total liabilities		15,585,209	14,125,459

Stockholders’ deficiency
Preferred stock	Note 11	100	100
Common stock	Note 11	61,703	61,703
Shares to be issued	Note 11	175,293	175,182
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(30,565,571)	(30,783,678)
Accumulated comprehensive loss		(1,223,810)	(998,829)
Total stockholders’ deficiency		(6,566,588)	(6,559,825)
Total liabilities and stockholders’ deficiency		9,018,621	7,565,634
Contingencies and commitments	Note 13	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	six months ended	six months ended
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
		$	$	$	$

REVENUE		758,984	—	758,984	—
COST OF GOOD SOLD		(369,261)	—	(369,261)	—
Gross profit		389,723	—	389,723	—
OPERATING EXPENSES
Advisory and consultancy fee		15,883	7,454	16,106	18,693
Management services fee		77,191	55,631	155,515	83,516
Salaries and wages		(53,083)	(8,056)	(53,083)	9,775
Legal and professional fees		145,987	105,647	203,927	172,591
Depreciation expense		229,568	225,335	442,254	452,959
Operating lease expense	Note 9	28,400	(10,378)	17,310	(33,905)
Office and general		56,502	(89,143)	59,131	(68,946)
Total operating expenses		500,448	286,490	841,160	634,683

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		4,301	834	1,326	(16,812)
Gain on settlement		(1,428,185)	—	(1,428,185)	—
Interest and bank charges		369,092	272,373	722,698	561,061
Exchange loss (income)		48,519	(76,027)	50,794	(41,993)
Other income	Note 6	(12,507)	(637,591)	(16,782)	(697,776)
Recovery of sales tax recoverable		—	(1,750)	—	(2,259)
Share of (income) loss from joint venture	Note 6	(68,115)	(104,923)	(24,152)	(151,048)
Debt issuance cost	Note 8	12,354	12,994	24,757	26,243
Total other expense (income)		(1,074,541)	(534,090)	(669,544)	(322,584)

Net income (loss) before income taxes		963,816	247,600	218,107	(312,099)
Income taxes		—	—	—	—
Net income (loss)		963,816	247,600	218,107	(312,099)

Foreign currency translation adjustment		(222,962)	(27,220)	(224,981)	(17,345)
Comprehensive income (loss)		740,854	220,380	(6,874)	(329,444)

Earnings (loss) per share - basic		0.0016	0.0004	0.0004	(0.0005)
Weighted average shares - basic		617,025,999	617,025,999	617,025,999	617,025,999
Earnings (loss) per share - diluted		0.0010	0.0003	(0.0000)	(0.0004)
Weighted average shares - diluted		727,426,007	773,218,857	727,426,007	773,218,857

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED June 30, 2023

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at March 31, 2023	1,000,000	100	617,025,999	61,703	1,594,648	175,245	—	24,985,697	(31,529,387)	(1,000,848)	(7,307,490)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	48	—	—	—	—	48

Net loss	—	—	—	—	—	—	—	—	963,816	—	963,816

Foreign currency translation	—	—	—	—	—	—	—	—	—	(222,962)	(222,962)

As at June 30, 2023	1,000,000	100	617,025,999	61,703	1,610,272	175,293	—	24,985,697	(30,565,571)	(1,223,810)	(6,566,588)

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

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2023

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	31,248	111	—	—	—	—	111

Net loss	—	—	—	—	—	—	—	—	218,107	—	218,107

Foreign currency translation	—	—	—	—	—	—	—	—	—	(224,981)	(224,981)

As at June 30, 2023	1,000,000	100	617,025,999	61,703	1,610,272	175,293	—	24,985,697	(30,565,571)	(1,223,810)	(6,566,588)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2022

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

Shares issued as consideration for consideration of the intellectual property rights	—	—	—	—	31,248	267	—	—	—	—	267

Net income	—	—	—	—	—	—	—	—	(312,099)	—	(312,099)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(17,345)	(17,345)

As at June 30, 2022	1,000,000	100	617,025,999	61,703	1,547,776	174,989	—	24,985,697	(26,575,713)	(1,128,065)	(2,481,289)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2023	June 30, 2022
	$	$
OPERATING ACTIVITIES

Net (loss) for the period	218,107	(312,099)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	1,326	(16,812)
Gain on settlement	(1,428,185)	—
Shares and warrants issued/to be issued for services	409	420
Allowance of sales tax recoverable	—	(2,259)
Depreciation expense	442,254	452,959
Operating lease expense	119,562	134,199
Investment (income) loss from joint venture	(24,152)	(151,048)
Debt issuance cost	24,757	26,243

Changes in operating assets and liabilities:
Change in sales tax recoverable	(36,448)	(12,058)
Change in accounts payable and accrued liabilities	534,095	(1,150,218)
Change in operating lease liability, net	(160,553)	(168,507)
Net cash (used in) operating activities	(308,828)	(1,199,180)

INVESTING ACTIVITIES
Amounts invested on fixed assets	5,821	(321)
Net proceeds from joint venture	439,640	1,190,277
Net cash provided by investing activities	445,461	1,189,956

FINANCING ACTIVITIES
Utilization of bank overdraft facility	—	83,163
Proceeds from loans from related parties	667,846	78,660
Settlement of related party loan	—	(139,599)
Payment for settlement payable	—	(10,000)
Net cash provided by financing activities	667,846	12,224

Net increase (decrease) in cash and restricted cash during the year	804,479	3,000
Effect of foreign currency translation	19,707	(2,019)
Cash and restricted cash, beginning of year	232,333	122,151
Cash and restricted cash, end of year	1,056,519	123,132

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as consideration for services	114	114

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	—	2,084,621
Cash paid for taxes	—	—

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

Target Group Inc. is a diversified and vertically integrated, progressive company with a focus on both national and international presence. The Company owns and operates Canary Rx Inc, a Canadian licensed producer, regulated under The Cannabis Act (Bill C-45). Canary Rx Inc, operates a 44,000 square foot facility located in Norfolk County, Ontario, and has partnered with Dutch breeder, Serious Seeds B.V. (“Serious Seeds”), to cultivate exclusive & world-class proprietary genetics. The Company has begun structuring multiple international production and distribution platforms and intends to continue rapidly expanding its global footprint as it focuses on building an iconic brand portfolio whose focus aims at developing cutting-edge intellectual property among the medical and recreational cannabis markets. Target Group is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall consumer experience.

The Company’s current business is to produce, manufacture, distribute, and conduct sales of cannabis products. As of the current period end, the company has produced and sold cannabis products of $791,285 (Period ended June 30, 2022: $2,109,626) through its investment in a joint venture.

On July 3, 2018, the Company filed an amendment in its articles of incorporation to change its name to Target Group Inc. The Company was able to secure an OTC Bulletin Board symbol CBDY from the Financial Industry Regulatory Authority (FINRA).

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., a Canadian corporation that holds a leasehold interest in a parcel of property located in Ontario’s Garden Norfolk County for the production of cannabis.

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition, to its common stock the Company issued to the Visava shareholders, prorata Common Stock Purchase Warrants (“Visava Warrants”) purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Warrants. Upon the closing of the Exchange Agreement, the Visava shareholders held approximately 46.27% of the issued and outstanding Common Stock of the Company and Visava continues its business operations as a wholly-owned subsidiary of the Company. The transaction was closed effective August 2, 2018. During the year ended December 31, 2020, all of the Visava Warrants expired, none were exercised.

CannaKorp Inc.

Effective January 25, 2019, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with CannaKorp Inc., a Delaware corporation (“CannaKorp”). The Company had previously entered into a Letter of Intent with CannaKorp dated November 30, 2018, which was disclosed in the Company’s report on Form 8-K filed December 4, 2018.

The Exchange Agreement provided that, subject to its terms and conditions, the Company issued to the CannaKorp shareholders an aggregate of 30,407,412 shares of the Company’s common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company issued Common Stock Purchase Warrants (“CannaKorp Warrants”) in exchange for all outstanding and promised CannaKorp stock options. The CannaKorp Warrants granted the holders thereof the right to purchase up to approximately 7,211,213 shares of the Company’s common stock. The Company also assumed all outstanding liabilities of CannaKorp. Upon the closing of the Exchange Agreement, CannaKorp continued its business operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019. During the year ended December 31, 2021, all of the CannaKorp Warrants expired, none were exercised.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

cGreen, Inc. Exclusive License Agreement

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True FocusTM in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company would issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020, and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement was terminated and the Company did not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and started paying $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860. As at June 30, 2023, there was no outstanding balance, the balance has been paid in full and the claim was closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

Joint Venture Agreement Termination

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

On April 27, 2023, Canary and Thrive Cannabis entered into a Release and Settlement Agreement (“Settlement Agreement”) in which Thrive Cannabis has transferred its shares in the capital of JVCo and rights of assets held by JVCo.

Pursuant to the above Settlement Agreement, Thrive Cannabis paid Canary $1,051,000 to release Thrive Cannabis from any mortgages, charges, pledges, security interests, liens, encumbrances, writs of execution, actions, claims, demands and equities of any nature related to JVCo from their share of ownership of JVCo.

The Company was accounting for the JV transactions using the equity method under ASC 323 Investments — Equity Method and Joint Ventures. As a consequence of the above agreement, as the joint venture (a separate legal entity) has become a subsidiary of the company as of April 27, 2023, therefore, the company will use the acquisition method of accounting (using a step acquisition method) under ASC 805 Business Combination.

Following the completion of the Settlement Agreement, Canary’s equity interest in JVCo increased from 50% to 100%. Effective April 28, 2023, the Company started consolidating result’s of operations of the JVCo and eliminated any intercompany transactions and balances between the Company (Target and Canary) and JVCo.

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first–tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary Rx Inc. (“Canary”), entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. While June 15, 2023 was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below. The CEO and director of the Company is a shareholder and the Secretary of CLI, and the brother of the CEO is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,190,370 (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,006,180 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2023, $3,777 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $853,489 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,586,130 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,432,066 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,326,324 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

The repayment of the Canary Debt, as amended, is guaranteed by Visava and the Company’s wholly-owned subsidiary CannaKorp. and secured by (i) a general security interest in the assets of the Company, Canary, Visava and CannaKorp., respectively; and (ii) a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp. held by the Company. In addition to the foregoing guarantees, security interest and stock pledge, CLI has been granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary. Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary.

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $75,530 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava., Canary Rx. and CannaKorp., respectively. In addition, the Company

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement (“CLI Warrants”). Refer to Note 11 for additional details on the CLI Warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Agreement and the Amendment closed on August 14, 2020.

Going Concern

The Company has earned minimal revenue since inception to date and has sustained operating losses during the six months ended June 30, 2023. The Company had a working capital deficit of $5,099,244 and an accumulated deficit of $30,565,571 as of June 30, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visava Inc./Canary Rx Inc/ CannaKorp, Inc and JVCo. Significant intercompany accounts and transactions have been eliminated.

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

Cash

The Company places its cash with high-quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit as of June 30, 2023 and June 30, 2022.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2023 and 2022.

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

The Company generated revenue of $758,984 during the six month ended June 30, 2023 whereas $nil in June 30, 2022.

In addition, Canary generated revenue of $791,285 (though its investment in JVCo) during the six months ended June, 30 2023 (six months ended June 30, 2022: $2,109,626) and is represented as a share of income (losses) from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue was concentrated to eight customers (2022: three). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 6 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the six months ended June 30, 2023, and 2022.

Recently Issued Accounting Standards

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, which requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities for fiscal years beginning after December 15, 2021, with early adoption permitted (for “emerging growth company” beginning after December 15, 2023). The Company will be evaluating the impact this standard will have on the Company’s unaudited condensed consolidated interim financial statements.

3.     Inventory

As of June 30, 2023, the inventory in the amount of $1,814,902 (2022: $nil) consists of work-in-progress and finished cannabis goods which is transferred from JVCo to Canary as a result of the JV Settlement Agreement, refer to Note 6 for additional detail.

4.     Sales Tax Recoverable and Payable

As of June 30, 2023, the Company had $1,034 of gross sales tax recoverable compared to December 31, 2022 there was $nil, while the Company had $nil of gross sales tax payable as of June 30, 2023.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted through the Joint Venture.

The Company has recorded $nil (December 31, 2022: $nil) of allowance as of June 30, 2023.

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

Canary has recorded a depreciation expense of $426,631 during the six months ended June 30, 2023 (June 30, 2022: $452,245) while CannaKorp has recorded a depreciation expense of $252 during the six months ended June 30, 2023 (June 30, 2022: $714). JVCo assets are consolidated with cost $723,231 and depreciation $15,371.

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,452,252	770,161	43,553	6,851,094	9,117,060
Accumulated depreciation	(481,941)	(747,730)	(43,490)	(2,070,664)	(3,343,825)
	970,311	22,431	63	4,780,430	5,773,235

6.     Joint Venture

Historical information

Effective May 14, 2020, Canary entered into a Joint Venture Agreement (“Joint Venture”) with 9258159 Canada Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to as “Thrive Cannabis”) and 2755757 Ontario Inc., a corporation

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

During the period ended June 30, 2023, the Joint Venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,577,214 (CAD 2,125,482) of which $1,018,996 (CAD 1,373,218) were reduced from investment in joint venture as these represented recovery of investment and $558,218 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support Joint Venture operations. Also refer to shareholder loan in Note 8.

As per the Joint Venture, Canary provided the JVCo with a Hard Cost Loan with the maximum amount of $906,360 (CAD 1,200,000). This loan bore an interest rate of 7% per annum, matured in 12 months from the effective date, and was secured against the personal property of the JVCo and Thrive had guaranteed one-half (1/2) of the outstanding balance of the loan. As of April 27, 2023, the loan advanced amounts to $253,026 (CAD 335,000) and interest income charged for the six months ended in the amount of $8,628 (CAD 11,629) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $51,971 (CAD 68,809) was included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned below, JVCo become a subsidiary of the company as result the above loan and interest receiveable were eliminated upon consolidation.

The Company recorded JVCo’s results through April 27, 2023 using the equity table and below is the table which summarizes the activity of the period (through April 27, 2023):

Period ended	January 1 to April 27, 2023		Six months ended June 30, 2022
	CAD	USD	CAD	USD
Sales	1,068,799	791,285	2,681,955	2,109,626
Cost of goods sold	620,344	459,271	1,332,020	1,047,767
Gross profit	448,455	332,014	1,349,935	1,061,859
Operation expenses	383,358	283,819	965,882	759,763
Net income (loss)	65,097	48,195	384,053	302,096

Eligible recoverable expenses	1,437,054	1,060,833	2,475,041	1,920,632
Recoverable amount	1,437,054	1,060,833	2,475,041	1,920,632
Income (loss) on equity	32,549	24,098	192,026	151,048

Termination of joint venture agreement during quarter ended June 30, 2023

On April 27, 2023, Canary and Thrive Cannabis entered into a Release and Settlement Agreement (“Settlement Agreement”) in which Thrive Cannabis has transferred its shares in the capital of JVCo and rights of assets held by JVCo.

Pursuant to the above Settlement Agreement, Thrive Cannabis paid Canary $1,051,000 to release Thrive Cannabis from any mortgages, charges, pledges, security interests, liens, encumbrances, writs of execution, actions, claims, demands and equities of any nature related to JVCo from their share of ownership of JVCo.

The Company was accounting for the Joint Venture transactions using the equity method under ASC 323 Investments — Equity Method and Joint Ventures. As a consequence of the above agreement, as the joint venture (a separate legal entity) has become a subsidiary of

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

the company as of April 27, 2023, therefore, the company will use the acquisition method of accounting (using a step acquisition method) under ASC 805 Business Combination.

Following the completion of the Settlement Agreement, Canary’s equity interest in JVCo increased from 50% to 100%. Effective April 28, 2023, the Company started consolidating result’s of operations of the JVCo and eliminated any intercompany transactions and balances between the Company (Target and Canary) and JVCo.

As a consequence of the above Settlement Agreement and after obtaining 100% shares of the JVCo, the Company acquired the following assets:

Fair value
$
Assets acquired:
Inventory	1,690,368
Fixed assets	534,816
2,225,184

As of April 27, 2023, the Company had a carrying value of the investment in Joint Venture and receivable from Joint Venture on the consolidated balance sheets amounting to $1,023,608 and $706,598, respectively. Pursuant to the above Settlement Agreement, the Company received $776,382 against these balances. Accordingly, the remaining balance of $953,824 was compared to the fair value of the net assets acquired and this resulted in net recognition of $1,428,185 as a non-operating gain reported in the Consolidated Statement of Operations as net gain from termination of the Joint Venture.

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

The Exchange Agreement provides that, subject to its terms and conditions, the Company issued to the CannaKorp shareholders an aggregate of 30,407,412 shares of the Company’s common stock, based on a price per share of $0.10, in exchange for 100% of the issued and outstanding common stock of CannaKorp held by the CannaKorp shareholders. In addition, the Company issued Common Stock Purchase Warrants (“CannaKorp Warrants”) in exchange for all outstanding and promised CannaKorp stock options. The CannaKorp Warrants granted the holders thereof the right to purchase up to approximately 7,211,213 shares of the Company’s common stock. The Company also assumed all outstanding liabilities of CannaKorp. Upon the closing of the Exchange Agreement, CannaKorp continued its business operations as a subsidiary of the Company. The transaction was closed effective March 1, 2019.

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

During the year ended December 31, 2021, all of the CannaKorp Warrants expired, none were exercised.

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc., a Canadian corporation that holds a leasehold interest in a parcel of property located in Ontario’s Garden Norfolk County for the production of cannabis.

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of Visava Inc. in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and issued to the Visava shareholders, prorata Common Stock Purchase Warrants (“Visava Warrants”) purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Visava Warrants. As a result of this transaction, Visava Inc. became a wholly-owned subsidiary of the Company and the former shareholders of Visava Inc. owned approximately 46.27% of the Company’s shares of Common Stock. The transaction was closed effective August 2, 2018. During the year ended, December 31, 2020, all of the Visava Warrants expired, none were exercised.

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

During the year ended, December 31, 2022, all of the Visava Warrants expired, none were exercised.

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Companyutilizes the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to the statement of operations.

8.     Related Party Transactions and Balances

During the six months ended June 30, 2023, the Company expensed $155,515 (June 30, 2022: $83,516) in management service fee for services provided by the current key officers of the company.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The breakdown of the related party balance as of June 30, 2023 of $11,336,630 (December 31, 2022: $10,346,465) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Purchase and Assignment Agreement (“Agreement”) with CL Investors Inc. (“CLI). June 15th was the preliminary date of the agreement and the agreement was not finalized until the later date as indicated below.

The CEO and director of the Company is a shareholder and , the Secretary of CLI,  and the brother of the CEO is the President and sole director of CLI, therefore, the loan from CLI is classified under related party transactions.

Pursuant to the agreement, CLI purchased from the Company for the sum of $2,190,370 (CAD $2,900,000) a debt obligation owing from Canary, the Company’s second- tier subsidiary, to the Company in the principal balance of $8,006,180 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2023, $3,777 (CAD $5,000) is still outstanding from CLI.

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

Interest expense charged for the six months ended in the amount of $194,412 (CAD $262,011) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $438,434 (CAD 580,477) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2023	$552,583
2024	3,613,227
2025	3,706,326
Total	7,872,136
Current portion	(1,540,099)
Non-current portion	$6,332,037

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $75,530 (CAD $100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at June 30, 2023, the balance is $107,552 of which $50,679 is current while $56,873 is non-current.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on September 28, 2023 and therefore is presented as current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $679,770 (CAD 900,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	788,226	1,043,593	788,226
Tranche 2	43.26%	1,592,787	1,203,032	1,592,787	1,203,032
Tranche 3	43.26%	250,000	188,825	250,000	188,825
Tranche 4	43.26%	500,000	377,650	500,000	377,650
Tranche 5	43.26%	500,000	377,650	400,000	302,120
Total		3,886,380	2,935,383	3,786,380	2,859,853

Interest expense charged for the six months ended June 30, 2023 in the amount of $494,865 (CAD $655,190) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $941,134 (CAD 1,246,042) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The Seventh Amending Agreement, dated February 16, 2023 (“Seventh Amendment”), filed herewith as Exhibit 10.34, memorializes Tranche 4 of the subject shareholder loan, and is the subject of Form 8-K Report and subsequent Form 8-K/A Reports, dated February 22, March 13, and August 4, 2023, respectively.  The amount of the Advance in the Seventh Amendment was incorrectly reported on February 22 and March 13, 2023, and Exhibit 10.32 was also inaccurate with respect ot the amount of the Advance.  The amount of the Advance is CDN$500,000.00 as reported on Form 8-K/A, dated August 4, 2023, and as reflected at Exhibit 10.34, filed herewith, and further, the amount of the Lender’s Fee was CDN$50,000.

Outstanding management service fee

The balance owing to key officers of the Company is $647,194 (December 31, 2022: $585,261). The outstanding balance is primarily the outstanding management service fee.

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of June 30, 2023 and December 31, 2022, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2021, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the six months ended June 30, 2023, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of June 30, 2023 is $25,605 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of June 30, 2023 is $nil.

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating leases. Upon adoption of ASC 842, the Company recognized $1,705,628 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,578,517 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce craft cannabis at scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $26,436 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $746,458 (CAD $988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2023	$165,264
2024	330,107
2025	333,408
2026	336,742
Thereafter	1,147,370
Total lease payments	2,312,891
Less imputed interest	(905,947)
Present value of lease liabilities	1,406,944
Current portion	(118,047)
Non-current portion	$1,288,897

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	$	$	$	$
Gross operating lease expense	—	66,672	119,562	134,199
Gross rent and utilities expenses	28,400	132,169	(35,207)	254,382
Recoverable expenses from JVCo related to rent and utilities	—	(209,219)	(67,045)	(422,486)
	28,400	(10,378)	17,310	(33,905)

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

10.     Convertible Promissory Notes

Interest amounting to $9 was accrued for the six months ended June 30, 2023 (June 30, 2022: $18).

Principal amount outstanding as of June 30, 2023 and December 31, 2022 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the six months ended June 30, 2023, there were no conversion of principal balance of convertible promissory notes (June 30, 2022: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative				Derivative
	liability as at	Conversions / Redemption			liability as at
	December 31,	during the	Change due to	Fair value	June 30,
	2022	period	Issuances	adjustment	2023
	$	$	$	$	$
Note D	1,446	—	—	134	1,580
Note F	10,034	—	—	777	10,811
Note G	3,645	—	—	282	3,927
	15,125	—	—	1,193	16,318

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of June 30, 2023:

●	Projected annual volatility of 329% to 329%;
●	Risk free interest rate of 5.06% to 5.06%;
●	Stock price of $0.006 to 0.006;
●	Liquidity term of 0.25 to 0.25 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0012 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of June 30, 2023 and December 31, 2022

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at June 30, 2023 and December 31, 2022

As of June 30, 2023, convertible notes, warrants and preferred stock outstanding could be converted into 28,129,370 (December 31, 2022: 17,258,122), 10,400,008 (December 31, 2022: 53,950,001) and 100,000,000 (December 31, 2022: 100,000,000) shares of common stock, respectively.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2023

During the quarter ended June 30, 2023, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by the President of Serious Seeds B.V., Simon Smit (“Smit”), to the Company’s subsidiary, Canary. These were recorded at a fair value of $48, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 14 for details.
Agreement with Serious Seeds	218,736	2,668	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,610,272	$175,293

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2023

	As at	As at
	June 30, 2023	March 31, 2023
Forfeiture rate	0%	0%
Stock price	$0.006	$0.003
Exercise price	$0.250 to $0.300	$0.250 to $0.300
Volatility	273% to 342%	244% to 305%
Risk free interest rate	5.40%	4.64%
Expected life (years)	0.02 to 1.68	0.02 to 1.93
Expected dividend rate	0%	0%

2022

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004	$0.005	$0.008	$0.009
Exercise price	$0.200 to $0.300	$0.200 to $0.300	$0.050 to $0.300	$0.023 to $0.250
Volatility	253% to 312%	214% to 279%	192% to 306%	192% to 306%
Risk free interest rate	4.73%	4.05%	2.92%	2.28%
Expected life (years)	0.02 to 1.93	0 to 1.94	0 to 1.94	0 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2023

	During quarter	During quarter
	ended	ended
	June 30, 2023	March 31, 2023
Forfeiture rate	0%	0%
Stock price	$0.003 to $0.003	$0.003 to $0.005
Exercise price	$0.350	$0.300
Volatility	342%	305%
Risk free interest rate	3.82% to 4.51%	4.24% to 4.89%
Expected life (years)	2	2
Expected dividend rate	0%	0%
Fair value of warrants	$138	$160

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2022

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004 to $0.006	$0.007 to $0.008	$0.005 to $0.010	$0.008 to $0.013
Exercise price	$0.300	$0.300	$0.300	$0.250
Volatility	279%	279%	299%	306%
Risk free interest rate	4.23% to 4.66%	2.97% to 3.50%	2.50% to 2.73%	0.88% to 1.50%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$176	$288	$306	$430

Breakdown of warrants outstanding as of June 30, 2023 and December 31, 2022 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	June 30,	December 31,
	June 30,	December 31,	2023	2022
	2023	2022	(years)	(years)
Private placements	—	43,549,993	N/A	0.11 to 0.47
Serious Seeds	400,008	400,008	0.02 to 1.93	0.02 to 1.93
CLI	10,000,000	10,000,000	2.12	2.62
Total	10,400,008	53,950,001

During the six months ended June 30, 2023, 5,416,668 warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2022	489
Warrant liability for new issuance	298
Change in fair value	144
Warrant liability as at June 30, 2023	931

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

13.     Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,586,130 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2023, $188,865 has

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,406,977 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2023, $11,098 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $98,777 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2023, $104,345 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1, on July 27, 2020 (“Effective Date”), the Company entered into a settlement agreement with cGreen, Inc., a Delaware corporation (“cGreen”). As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen. During the quarter ended March 31, 2022, the outstanding balance was paid in full and the claim is closed.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing COVID-19 outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses.

During the period and year ended June 30, 2023 and December 31, 2022, respectively, the pandemic and its lasting impacts did not have a material impact on the Company’s operations. As of June 30, 2023 and December 31, 2022, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic or its lasting impacts. Despite the WHO’s declaration, on or about May 5, 2023, of the end of the COVID-19 global pandemic, the lasting impacts of COVID-19 on the United States, Canada, and the broader global economy, including supply chain disruption, may have a significant continuing negative effect on the Company and may materially impact the Company in the future. The Company had taken, and will again, as necessary, continue to take, steps to minimize the potential impact of the pandemic including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

It is not possible to predict the lasting impacts that COVID-19 will have on the Company’s business, balance sheet and operating results in the future. In addition, it is possible that estimates in the Company’s Financial statements will change in the near term as a result of the lasting impacts of COVID-19, and the effect of any such changes could be material, which could result in, among other things, impairment of long-lived assets including goodwill. The Company is closely monitoring the lasting impacts of the pandemic on all aspects of its business.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Agreement”) entered with Serious Seeds B.V. (“Serious Seeds”), effective December 6, 2018, the Company will issue to Serious Seeds B.V. each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds will be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of June 30, 2023, none of the above shares have been issued.

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

14.    Subsequent Events

The Company’s management has evaluated subsequent events up to August 9, 2023, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and there is no subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three and six months ended June 30, 2023 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

During the second quarter of 2023, the lasting impacts  of Coronavirus (COVID-19) continued to have an  impact on the Canadian and global economy and customer purchasing behavior. However, these factors have not impacted the Company’s operations, or financial results for the quarter.

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

Pursuant to the Exchange Agreement, the Company issued to the Visava shareholders an aggregate of 25,500,000 shares of the Company’s Common Stock in exchange for all of the issued and outstanding common stock held by the Visava shareholders. In addition to its Common Stock, the Company issued to the Visava shareholders, pro rata Common Stock Purchase Warrants (“Visava Warrants”) to purchase an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Visava Warrants. The transactions contemplated by the Exchange Agreement closed effective August 2, 2018. Visava continues its business operations as a first-tier wholly-owned subsidiary of the Company with Canary operating as our second-tier subsidiary. During the year ended, December 31, 2020, all of the Visava  Warrants expired, none were exercised.

CannaKorp Inc.

Pursuant to the terms of an Agreement and Plan of Share Exchange dated January 25, 2019 (“Exchange Agreement”), on March 1, 2019, we completed the acquisition of Massachusetts –based CannaKorp Inc., a Delaware corporation (“CannaKorp”). CannaKorp has developed a single-use pre-measured pod and vaporizer system for consumers interested in vaporizing natural herbs, including cannabis. The patent-pending system is known as The WispTM and Wisp PodsTM. The WispTM vaporizer system extracts the medically beneficial compounds more efficiently while simultaneously offering a much safer and more enjoyable experience than other alternatives.

Under the terms of the Exchange Agreement, the Company issued 30,407,712 shares of common stock to the exchanging CannaKorp shareholders in exchange for 99.8% of the outstanding common stock held by the CannaKorp shareholders. CannaKorp continues to operate as our subsidiary. During the year ended, December 31, 2021, all of the CannKorp Warrants expired, none were exercised.

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

The initial term of the Agreement will be five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company will issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Agreement. In addition, on the thirteenth (13) month following the effective date of the Agreement of the initial term, the Company will issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Agreement and continuing through the sixtieth (60) month of the initial term, the Company will issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of June 30, 2023, none of the above shares have been issued.

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

Cannavolve Inc. Sales Agency Agreement

Effective December 13, 2018, the Company appointed Cannavolve Inc., an Ontario, Canada corporation based in Toronto (“Cannavolve”), under the terms of a Licensed Producer/Licensed Processor Sales Agency Agreement (“Agency Agreement”), as the Company’s exclusive agent in Canada to market and sell the CannaKorp WispTM vaporizer, the Serious SeedsTM products and Canary branded cannabis in the recreational cannabis markets (collectively the “Products”). Cannavolve is an independent recreational cannabis sales and marketing Company established to represent licensed producers and licensed processors in Canada of cannabis and cannabis accessories. Cannavolve operates in Canada with offices in Halifax, Montreal, Calgary and Vancouver.

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

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement grants to the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True FocusTM in the United States, Europe and the Caribbean. The term of the license is ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company will issue 10,000,000 shares of its common stock as follows: (i) 3.500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company will pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company will pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020 and $500,000 on or before November 10, 2020. All advance royalty payments will be credited against the royalties owed by the Company through December 31, 2020.

During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

Additionally, during the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement agreement to settle the breaches of the contract on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement has been terminated and the Company does not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen resulting in a gain on settlement of $1,704,860. As at June 30, 2023, there was no outstanding balance, the balance has been paid in full and the claim was closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

Joint Venture Agreement

Historical information

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $906,360 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of June 30, 2023, the loan advanced amounts to $253,025 (CAD $335,000) and interest income charged for the six months ended in the amount of $8,628 (CAD $11,629) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $51,971 (CAD $68,809) is included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned below, JVCo become a subsidiary of the company as result the above loan and interest receiveable were eliminated upon consolidation.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Period ended	January 1 to April 27, 2023		Six months ended June 30, 2022
	CAD	USD	CAD	USD
Sales	1,068,799	791,285	2,681,955	2,109,626
Cost of goods sold	620,344	459,271	1,332,020	1,047,767
Gross profit	448,455	332,014	1,349,935	1,061,859
Operation expenses	383,358	283,819	965,882	759,763
Net income (loss)	65,097	48,195	384,053	302,096

Eligible recoverable expenses	1,437,054	1,060,833	2,475,041	1,920,632
Recoverable amount	1,437,054	1,060,833	2,475,041	1,920,632
Income (loss) on equity	32,549	24,098	192,026	151,048

During the six months ended June 30, 2023, revenue was sold to eight customers (2022: three).

Termination of joint venture agreement during quarter ended June 30, 2023

On April 27, 2023, Canary and Thrive Cannabis entered into a Release and Settlement Agreement (“Settlement Agreement”) in which Thrive Cannabis has transferred its shares in the capital of JVCo and rights of assets held by JVCo.

Pursuant to the above Settlement Agreement, Thrive Cannabis paid Canary $1,051,000 to release Thrive Cannabis from any mortgages, charges, pledges, security interests, liens, encumbrances, writs of execution, actions, claims, demands and equities of any nature related to JVCo from their share of ownership of JVCo.

The Company was accounting for the Joint Venture transactions using the equity method under ASC 323 Investments — Equity Method and Joint Ventures. As a consequence of the above agreement, as the JVCo (a separate legal entity) has become a subsidiary of the company as of April 27, 2023, therefore, the company will use the acquisition method of accounting (using a step acquisition method) under ASC 805 Business Combination.

Following the completion of the Settlement Agreement, Canary’s equity interest in JVCo increased from 50% to 100%. Effective April 28, 2023, the Company started consolidating result’s of operations of the JVCo and eliminated any intercompany transactions and balances between the Company (Target and Canary) and JVCo.

As a consequence of the above Settlement Agreement and after obtaining 100% shares of the JVCo, the Company acquired the following assets:

Fair value
$
Assets acquired:
Inventory	1,690,368
Fixed assets	534,816
2,225,184

As of April 27, 2023, the Company had a carrying value of the investment in Joint Venture and receivable from Joint Venture on the consolidated balance sheets amounting to $1,023,608 and $706,598, respectively. Pursuant to the above Settlement Agreement, the Company received $776,382 against these balances. Accordingly, the remaining balance of $953,824 was compared to the fair value of the net assets acquired and this resulted in net recognition of $1,428,185 as a non-operating gain reported in the Consolidated Statement of Operations as net gain from termination of Joint Venture.

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

CLI purchased from the Company for the sum of $2,190,370 (CAD $2,900,000) a debt obligation owing from Canary, the Company’s second-tier subsidiary, to the Company in the principal balance of $8,006,180 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the monetary consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2023, $3,777 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $853,489 (CAD $1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,586,130 (CAD $2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,432,066 (CAD $3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,326,324 (CAD $3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

The repayment of the Canary Debt, as amended, is guaranteed by Visava and the Company’s wholly-owned subsidiary CannaKorp. and secured by (i) a general security interest in the assets of the Company, Canary, Visava and CannaKorp., respectively; and (ii) a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp. held by the Company. In addition to the foregoing guarantees, security interest and stock pledge, CLI has been granted an option, in lieu of repayment of the amended

Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary.

Furthermore, the President and sole director of CLI has been granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary.

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $75,530 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from all administrative and executive positions with the Company’s subsidiaries Visava Inc., Canary Rx Inc. and CannaKorp Inc., respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. Refer to Note 11 for additional details on warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

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

Employees

As of June 30, 2023, we had 49 employees which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As of June 30, 2023 and December 31, 2022

Cash and Restricted Cash

On June 30, 2023, we had cash of $1,047,833 (excluding restricted cash of $8,686) compared to $223,843 (excluding restricted cash of $8,490) as of December 31, 2022. The increase is because target received $1 million due to the termination of the joint venture agreement.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollars into United States Dollar.

Prepaid asset

On June 30, 2023, we had prepaid expenses of $42,674 compared to $41,714 as of December 31, 2022. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On June 30, 2023 the gross sales tax recoverable is $1,034 compared to December 31, 2022 $nil while the gross sales tax payable as of June 30, 2023 is $nil.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on June 30, 2023 is $nil (December 31, 2022: $nil).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,823,400 as of June 30, 2023, primarily represents consulting and construction services related to capital work in progress amounting to $148,301, interest on promissory notes and loans amounting to $1,419,320, and outstanding, accrued professional fees amounting to $897,060.

Accounts payable amounting to $2,296,935 as of December 31, 2022, primarily represents consulting and construction services related to fixed asset additions amounting to $154,811, interest on promissory notes and loans amounting to $739,130, outstanding and accrued professional fees amounting to $906,596.

Payable to related parties

As of June 30, 2023, the Company had $11,336,630 payable to related parties as compared to $10,346,465 as of December 31, 2022. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $9 was accrued for the six months ended June 30, 2023 (June 30, 2022: $18).

The principal amount outstanding as of June 30, 2023 and December 31, 2022 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended June 30, 2023 and 2022:

Revenue

The Company generated revenue of $758,984 during the quarter ended in 2023 while $nil in the comparable period of 2022. However, Canary generated revenues of $590,387 (though its investment in JVCo) during the quarter ended June 30, 2023 (quarter ended June 30, 2022: $1,032,073) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to eight customers (2022: two).

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

Expenses primarily represented consulting fees of $15,883 (2022: $7,454), management fees of $77,191 (2022: $55,631), legal and professional charges of $145,987 (2022: $105,647) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $229,568 (2022: $225,335).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current period ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; and (3) and significant increase in exchange income during the quarter due to favorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $4,301 (2022: positive $834), interest and bank charges amounting to $369,092 (2022: $272,373), exchange loss $48,519 (2022: gain of $76,027) other income of $12,507 (2022: 637,591), and debt issuance cost of $12,354 (2022: $12,994).

Statement of Operations – For the six months ended June 30, 2023 and 2022:

Revenue

The Company generated revenue of $758,984 during the quarter ended in 2023 while $nil in the comparable period of 2022. However, Canary generated revenues of $791,285 (though its investment in JVCo) during the six months ended June 30, 2023 (six months ended June 30, 2022: $2,109,626) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to eight customers (2022: three).

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

Expenses primarily represented consulting fees of $16,106 (2022: $18,693), management fees of $155,515 (2022: $83,516), legal and professional charges of $203,927 (2022: $172,591) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $442,254 (2022: $452,959).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current period ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; and (3) and significant decrease in exchange income during the quarter due to unfavorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $1,326 (2022: positive $16,812), interest and bank charges amounting to $722,698 (2022: $561,061), exchange loss $50,794 (2022: gain of $41,993) other income of $16,782 (2022: 697,776), and debt issuance cost of $24,757 (2022: $26,243).

Liquidity and Capital Resources

As of June 30, 2023, we had a working capital deficit of $5,099,244 (December 31, 2022: $6,017,434). We are actively seeking various financing opportunities to meet the deficit capital requirements.

We have relied on equity financing and related party debt financing for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows provided that it is successful in obtaining additional financing in the foreseeable future.

Statement of Cash Flow – For the six months ended June 30, 2023 and 2022:

Operating activities

Operating activities used cash of $308,828 compared to cash used of $1,199,180 for the corresponding period of the prior year. This is primarily due to the gain on debt settlement.

Investing activities

Investing activities provided cash of $445,461 in the year 2023 compared to $1,189,956 cash provided in the corresponding period of the prior year. The current period cash utilization represents improvements to Canary’s facility to increase its efficiency and increase cannabis production.

Financing activities

Financing activities provided cash of $667,846 in 2023 compared to cash provided of $12,224 in the year 2022. Cash was provided by a loan advance from a related party in the current and prior period.

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

Subsequent Events

The Company’s management has evaluated subsequent events up to August 9, 2023, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 there is no subsequent events to report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,586,130 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

A claim for damages of $1,406,977 (CAD $1,862,805) was filed against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of $98,777 (CAD $130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	09/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	05/7/21

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/7/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/7/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/7/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	5/8/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	5/8/23

10.34*	Seventh Amending Agreement dated February 16, 2023 (corrected)

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: August 9, 2023	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: August 9, 2023	By:	/s/ Barry Alan Katzman
Director

Dated: August 9, 2023	By:	/s/ Saul Niddam
Director