Form 10-Q
period 2023-09-30
Target Group Inc.
filed 2023-11-08
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 8, 2023, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2023	2022
		$	$
		(unaudited)
ASSETS
Current assets
Cash		445,416	223,843
Restricted cash		8,506	8,490
Accounts receivable, no allowance		128,244	2,068
Inventory	Note 3	1,892,739	—
Prepaid asset		41,787	41,714
Sales tax recoverable, net of allowance	Note 4	65,098	—
Receivable from joint venture	Note 6	—	630,180
Other receivable	Note 8	3,698	3,692
Total current assets		2,585,488	909,987
Long term assets
Fixed assets	Note 5	5,428,478	5,554,225
Investment in joint venture	Note 6	—	775,577
Goodwill	Note 7	263,580	263,117
Operating lease right-of-use assets	Note 9	49,578	62,728
Total long term assets		5,741,636	6,655,647
Total assets		8,327,124	7,565,634

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		2,671,621	2,296,935
Settlement payable	Note 1	—	—
Sales tax payable	Note 4	—	35,254
Payable to related parties, net	Note 8	5,595,160	4,468,535
Operating lease liability - Current portion	Note 9	119,151	110,586
Convertible promissory notes, net	Note 10	480	480
Derivative liability	Note 10	24,159	15,125
Total current liabilities		8,411,077	6,927,421

Long term liabilities
Payable to related parties, net - Non-current portion	Note 8	5,539,361	5,877,930
Operating lease liability - Non-current portion	Note 9	1,230,306	1,319,619
Warrant liability	Note 11	1,770	489
Total long term liabilities		6,771,437	7,198,038
Total liabilities		15,182,514	14,125,459

Stockholders’ deficiency
Preferred stock	Note 11	100	100
Common stock	Note 11	61,703	61,703
Shares to be issued	Note 11	175,392	175,182
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(30,922,383)	(30,783,678)
Accumulated comprehensive loss		(1,155,899)	(998,829)
Total stockholders’ deficiency		(6,855,390)	(6,559,825)
Total liabilities and stockholders’ deficiency		8,327,124	7,565,634
Contingencies and commitments	Note 13	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	nine months ended	nine months ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
		$	$	$	$

REVENUE		1,046,227	—	1,805,211	—
COST OF GOOD SOLD		(454,241)	—	(823,502)	—
Gross profit		591,986	—	981,709	—
OPERATING EXPENSES
Advisory and consultancy fee		31,779	246	47,885	18,939
Management services fee		78,352	19,399	233,867	102,915
Salaries and wages		—	—	(53,083)	9,775
Legal and professional fees		27,799	41,253	231,726	213,844
Depreciation expense		237,789	220,390	680,043	673,349
Operating lease expense	Note 9	119,729	(81,976)	137,039	(115,881)
Office and general		153,041	79,195	212,172	10,249
Total operating expenses		648,489	278,507	1,489,649	913,190

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		8,988	(2,040)	10,314	(18,852)
Gain on settlement		—	—	(1,428,185)	—
Interest and bank charges		337,675	269,106	1,060,373	830,167
Exchange income		(50,995)	(130,870)	(201)	(172,863)
Other income	Note 6	—	(49,346)	(16,782)	(747,122)
(Recovery) Allowance of sales tax recoverable		(7,868)	1,756	(7,868)	(503)
Share of income from joint venture	Note 6	—	(93,819)	(24,152)	(244,867)
Debt issuance cost	Note 8	12,509	12,855	37,266	39,098
Total other expense (income)		300,309	7,642	(369,235)	(314,942)

Net loss before income taxes		(356,812)	(286,149)	(138,705)	(598,248)
Income taxes		—	—	—	—
Net loss		(356,812)	(286,149)	(138,705)	(598,248)

Foreign currency translation adjustment		67,911	(15,319)	(157,070)	(32,664)
Comprehensive loss		(288,901)	(301,468)	(295,775)	(630,912)

Loss per share - basic		(0.0006)	(0.0005)	(0.0002)	(0.0010)
Weighted average shares - basic		617,025,999	617,025,999	617,025,999	617,025,999

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at June 30, 2023	1,000,000	100	617,025,999	61,703	1,610,272	175,293	—	24,985,697	(30,565,571)	(1,223,810)	(6,566,588)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	99	—	—	—	—	99

Net loss	—	—	—	—	—	—	—	—	(356,812)	—	(356,812)

Foreign currency translation	—	—	—	—	—	—	—	—	—	67,911	67,911

As at September 30, 2023	1,000,000	100	617,025,999	61,703	1,625,896	175,392	—	24,985,697	(30,922,383)	(1,155,899)	(6,855,390)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$		$	$	$	$
As at June 30, 2022	1,000,000	100	617,025,999	61,703	1,547,776	174,989	—	24,985,697	(26,575,713)	(1,128,065)	(2,481,289)

Cancellation of shares [Note 11]	—	—	—	—	—	—	—	—	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	15,624	120	—	—	—	—	120

Net income	—	—	—	—	—	—	—	—	(286,149)	—	(286,149)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(15,319)	(15,319)

As at September 30, 2022	1,000,000	100	617,025,999	61,703	1,563,400	175,109	—	24,985,697	(26,861,862)	(1,143,384)	(2,782,637)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	46,872	210	—	—	—	—	210

Net loss	—	—	—	—	—	—	—	—	(138,705)	—	(138,705)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(157,070)	(157,070)

As at September 30, 2023	1,000,000	100	617,025,999	61,703	1,625,896	175,392	—	24,985,697	(30,922,383)	(1,155,899)	(6,855,390)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

Shares issued as consideration for consideration of the intellectual property rights	—	—	—	—	46,872	387	—	—	—	—	387

Net income	—	—	—	—	—	—	—	—	(598,248)	—	(598,248)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(32,664)	(32,664)

As at September 30, 2022	1,000,000	100	617,025,999	61,703	1,563,400	175,109	—	24,985,697	(26,861,862)	(1,143,384)	(2,782,637)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	nine months ended	nine months ended
	September 30, 2023	September 30, 2022
	$	$
OPERATING ACTIVITIES

Net loss for the period	(138,705)	(598,248)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	10,314	(18,852)
Gain on settlement	(1,428,185)	—
Shares and warrants issued/to be issued for services	821	408
Allowance (recovery) of sales tax recoverable	(7,868)	(503)
Depreciation expense	680,043	673,349
Operating lease expense	178,134	198,254
Investment (income) loss from joint venture	(24,152)	(244,867)
Debt issuance cost	37,266	39,098

Changes in operating assets and liabilities:
Change in accounts receivable	(126,802)	—
Change in inventory	(116,135)	—
Change in sales tax recoverable	(93,043)	33,629
Change in accounts payable and accrued liabilities	390,256	(901,898)
Change in operating lease liability, net	(241,224)	(250,575)
Net cash used in operating activities	(879,280)	(1,070,205)

INVESTING ACTIVITIES
Amounts invested on fixed assets	(5,363)	(318)
Net proceeds from joint venture	440,361	1,240,429
Net cash provided by investing activities	434,998	1,240,111

FINANCING ACTIVITIES
Proceeds from loans from related parties	668,940	77,980
Settlement of related party loan	—	(138,393)
Payment for settlement payable	—	(10,000)
Net cash provided (used) by financing activities	668,940	(70,413)

Net change in cash and restricted cash during the period	224,658	99,493
Effect of foreign currency translation	(3,069)	(15,549)
Cash and restricted cash, beginning of period	232,333	122,151
Cash and restricted cash, end of period	453,922	206,095

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	—	—
Shares issued as consideration for services	120	120

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	874,518	2,102,799
Cash paid for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.     Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Target Group Inc. (“Target Group” or the  “Company”) was incorporated on July 2, 2013, under the laws of the state of Delaware,  to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On July 3, 2018, the Company filed an amendment in its Certificate of Incorporation to change its name to Target Group Inc., and he Company  secured the OTC Bulletin Board symbol CBDY from the Financial Industry Regulatory Authority (FINRA).

Target Group is a diversified, vertically integrated, progressive company with a focus nationally and internationally . The Company wholly owns and operates Canary Rx Inc, a Canadian licensed producer (“Canary”), regulated under The Cannabis Act (Bill C-45). Canary, operates a 44,000 square foot facility located in Norfolk County, Ontario. The Company has an ongoing strategic partnership  with Dutch breeder, Serious Seeds B.V. (“Serious Seeds”), to cultivate exclusive, world-class proprietary genetics. The Company has structured multiple international production and distribution platforms and continues to expand its global footprint,  focused on building an iconic brand portfolio with cutting-edge intellectual property  in both the medical and recreational cannabis markets. Target Group is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall patient and consumer experience.

The Company’s core business is  producing, manufacturing, distributing, and selling of cannabis products. As of the current year to date period end, Canary has produced and sold cannabis products of $1,805,211 (Period ended September 30, 2022: $nil).

Joint Venture Agreement Termination; Consolidation of JVCo with Canary

Effective May 14, 2020, Canary entered into a Joint Venture Agreement (“Joint Venture”) with 9258159 Canada Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to herein as “Thrive Cannabis”) and 2755757 Ontario Inc., a corporation organized under the laws of the Province of Ontario, Canada (referred to herein as “JVCo”). Canary and Thrive each held 50% of the voting equity interest in JVCo. The term of the Joint Venture was five (5) years from its effective date of May 14, 2020.

On April 27, 2023, Canary and Thrive Cannabis entered into a Release and Settlement Agreement (“Settlement Agreement”) in which Thrive Cannabis  transferred its shares in the capital of JVCo and rights of assets held by JVCo, paid Canary $1,051,000 to release Thrive Cannabis from any mortgages, charges, pledges, security interests, liens, encumbrances, writs of execution, actions, claims, demands and equities of any nature related to JVCo from their share of ownership of JVCo.

Following the completion of the Settlement Agreement, Canary’s equity interest in JVCo increased from 50% to 100%. Effective April 28, 2023, the Company started consolidating results of operations of the JVCo and eliminated any intercompany transactions and balances between the Company (Target and Canary) and JVCo.

During the term of the Joint Venture, the Company accounted for the transactoins using the equity method under ASC 323 Investments — Equity Method and Joint Ventures. As a consequence of the Settlement Agreement, as the JVCo becoming a wholly owned subsidiary of the company as of April 27, 2023, the Company now uses the acquisition method of accounting (using a step acquisition method) under ASC 805 Business Combination.

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first–tier subsidiaries Visava Inc. (“Visava”) CannaKorp Inc. (“CannaKorp”), and the Company’s second-tier subsidiary, Canary  entered into a Debt Purchase and Assignment Agreement (“Debt Agreement”) with CL Investors Inc. , a corporation organized under the laws of the Province of Ontario, Canada (“CLI”). While June 15, 2023 was the preliminary date of the Debt Agreement, it was not finalized until the later date as indicated below. The CEO and director of the Company is a shareholder and the Secretary of CLI, and the brother of the CEO is the President and sole director of CLI therefore the below loan from CLI is classified under related party transactions.

Pursuant to the Debt Agreement, CLI purchased from the Company for the sum of $2,144,840 (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,839,760 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note (“Note”), subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of September 30, 2023, $3,698 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Debt Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Debt Agreement (“Term”). The Canary Debt was to be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $835,748 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,553,160 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,381,512 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,277,968 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

For the purpose of the Note, “Net Revenue” means any and all revenue generated from Canary’s Licensed Facility (hereinafter defined) to which it is entitled to net of applicable taxes and third-party expenses.

The repayment of the Canary Debt, as amended, was guaranteed by the Company’s wholly-owned subsidiaries Vivasa and CannaKorp. and secured by (i) a general security interest in the assets of the Company, Canary, Visava and CannaKorp, respectively; and (ii) a pledge by the Company of all of the issued and outstanding common stock of Canary, Visava and CannaKorp, held by the Company. In addition to the foregoing guarantees, security interest and stock pledge, CLI was granted an option, in lieu of repayment of the amended Canary Debt, to demand, in its sole and absolute discretion the transfer, assignment and conveyance of 75% of the issued and outstanding capital stock of Visava and Canary. Furthermore, the President and sole director of CLI was granted an option to acquire the remaining 25% of the issued and outstanding capital stock of Visava and Canary.

Effective August 14, 2020, the Debt Agreement was amended (“Amendment”) to provide that CLI would purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $73,960 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava, Canary and CannaKorp, respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target Group’s common stock to CLI as consideration for the Debt Agreement (“CLI Warrants”). Refer to Note 11 for additional details on the CLI Warrants. The combined impact of both

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Debt Agreement and the Amendment closed on August 14, 2020.

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

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, the parties reached a settlement of their claims and counterclaims on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement was terminated, and the Company did not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and started paying $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

As at September 30, 2023, there was no outstanding balance, the balance was paid in full and the claim was closed during the quarter ended March 31, 2022 (December 31, 2021: $10,000).

Going Concern

The Company has earned minimal revenue since inception to date and has sustained operating losses during the nine months ended September 30, 2023. The Company had a working capital deficit of $5,825,589 and an accumulated deficit of $30,922,383 as of September 30, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visava, Canary, CannaKorp, and JVCo. Significant intercompany accounts and transactions have been eliminated.

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

Cash

The Company places its cash with high-quality banking institutions. The Company have cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit as of September 30, 2023 where as cash balances were not in excess of FDIC limit as of September 30, 2022.

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2023 and 2022.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The Company generated revenue of $1,805,211 during the nine month ended September 30, 2023 whereas $nil in September 30, 2022.

The Company revenue was concentrated to eight customers. The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized.

Though its investment in JVCo and represented on the line item “Share of income from joint venture” on the unaudited condensed consolidated interim statement of operations, Canary generated revenue of $791,285 during the nine months ended September, 30 2023 (nine months ended September 30, 2022: $3,177,105). Revenue generated through JVCo lasted till April 27, 2023, refer to Note 6 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the nine months ended September 30, 2023, and 2022.

3.     Inventory

As of September 30, 2023, the inventory in the amount of $1,892,739 (2022: $nil) consists of work-in-progress and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement, refer to Note 6 for additional detail.

4.     Sales Tax Recoverable and Payable

As of September 30, 2023, the Company had $72,927 of gross sales tax recoverable compared to December 31, 2022 there was $nil, while the Company had $nil of gross sales tax payable as of September 30, 2023.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted through the Joint Venture.

The Company has recorded $7,829 (December 31, 2022: $nil) of allowance as of September 30, 2023.

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

Canary has recorded a depreciation expense of $641,183 during the nine months ended September 30, 2023 (September 30, 2022: $672,503) while CannaKorp has recorded a depreciation expense of $371 during the nine months ended September 30, 2023 (September 30, 2022: $846). JVCo recorded depreciation of $38,489.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,422,209	769,042	43,506	6,719,823	8,954,580
Accumulated depreciation	(520,407)	(749,715)	(43,506)	(2,212,474)	(3,526,102)
	901,802	19,327	—	4,507,349	5,428,478

6.     Joint Venture

Historical information

Effective May 14, 2020, Canary entered into the Joint Venture explained in Note 1. Under the Joint Venture, JVCo was permitted to use the rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada (“Licensed Site Portion”) to operate and manage the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo was responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020, governing the management and administration of the business of JVCo.

During the period ended September 30, 2023, the Joint Venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,579,800 (CAD 2,125,482) of which $1,020,667 (CAD 1,373,218) were reduced from investment in Joint Venture as these represented recovery of investment and $559,133 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support Joint Venture operations. Also refer to shareholder loan in Note 8.

As per the Joint Venture, Canary provided the JVCo with a Hard Cost Loan with the maximum amount of $887,520 (CAD 1,200,000). This loan bore an interest rate of 7% per annum, matured in 12 months from the effective date, and was secured against the personal property of the JVCo and Thrive had guaranteed one-half (1/2) of the outstanding balance of the loan. As of April 27, 2023, the loan advanced amounts to $247,766 (CAD 335,000) and interest income charged for the nine months ended in the amount of $13,032 (CAD 17,539) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $55,263 (CAD 74,720) was included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned above and further discussed below, JVCo become a subsidiary of the company as result the above loan and interest receivable were eliminated upon consolidation.

The Company recorded JVCo’s results through April 27, 2023 using the equity method and below is the table which summarizes the activity of the period (through April 27, 2023):

Period ended	January 1 to April 27, 2023		Nine months ended September 30, 2022
	CAD	USD	CAD	USD
Sales	1,068,799	791,285	4,074,256	3,177,105
Cost of goods sold	620,344	459,271	2,110,851	1,646,042
Gross profit	448,455	332,014	1,963,405	1,531,063
Operation expenses	383,358	283,819	1,335,381	1,041,330
Net income (loss)	65,097	48,195	628,024	489,733

Eligible recoverable expenses	1,437,054	1,060,833	3,743,923	2,731,566
Recoverable amount	1,437,054	1,060,833	3,743,923	2,731,566
Income (loss) on equity	32,549	24,098	314,012	244,867

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

ring the term of the Joint Venture, the Company accounted for the transactoins using the equity method under ASC 323 Investments — Equity Method and Joint Ventures. As a consequence of the Settlement Agreement, as the JVCo becoming a wholly owned subsidiary of the company as of April 27, 2023, the Company now uses the acquisition method of accounting (using a step acquisition method) under ASC 805 Business Combination.

Consolidation of JVCo into Canary

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

Visava/Canary

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Exchange Agreement”) with Visava, then a private Ontario, Canada corporation. Visava owns 100% of Canary.

Pursuant to the Agreement, the Company acquired 100% of the issued and outstanding shares of Visava in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and issued to the Visava shareholders, prorata Common Stock Purchase Warrants

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(“Visava Warrants”) purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Visava Warrants. As a result of this transaction, Visava became a wholly-owned subsidiary of the Company and the former shareholders of Visava owned approximately 46.27% of the Company’s shares of Common Stock. The transaction was closed effective August 2, 2018. During the year ended, December 31, 2020, all of the Visava Warrants expired, none were exercised.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.     Related Party Transactions and Balances

During the nine months ended September 30, 2023, the Company expensed $233,867 (September 30, 2022: $102,915) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of September 30, 2023 of $11,134,521 (December 31, 2022: $10,346,465) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of September 30, 2023, $3,698 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the nine months ended in the amount of $276,415 (CAD $372,026) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $510,688 (CAD 690,492) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2024	$3,720,331
2025	3,988,170
Total	7,708,501
Current portion	(2,125,856)
Non-current portion	5,582,645

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 11 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at September 30, 2023, the balance is $125,623 of which $67,098 is current while $58,525 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 30, 2024 and therefore is presented as current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $665,640 (CAD 900,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	771,841	1,043,593	771,841
Tranche 2	43.26%	1,592,787	1,178,025	1,592,787	1,178,025
Tranche 3	43.26%	250,000	184,900	250,000	184,900
Tranche 4	43.26%	500,000	369,800	500,000	369,800
Tranche 5	43.26%	500,000	369,800	400,000	295,840
Total		3,886,380	2,874,366	3,786,380	2,800,406

Interest expense charged for the nine months ended September 30, 2023 in the amount of $740,286 (CAD $996,347) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $693,152 (CAD 937,199) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The Seventh Amending Agreement, dated February 16, 2023 (“Seventh Amendment”), previously filed as Exhibit 10.34, memorializes Tranche 4 of the subject shareholder loan, and is the subject of Form 8-K Report and subsequent Form 8-K/A Reports, dated February

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

22, March 13, and August 4, 2023, respectively.  The amount of the Advance in the Seventh Amendment was incorrectly reported on February 22 and March 13, 2023, and Exhibit 10.32 was also inaccurate with respect to the amount of the Advance.  The amount of the Advance is CDN$500,000.00 as reported on Form 8-K/A, dated August 4, 2023, and as reflected at Exhibit 10.34, filed herewith, and further, the amount of the Lender’s Fee was CDN$50,000.

Outstanding management service fee

The balance owing to key officers of the Company is $653,522 (December 31, 2022: $585,261).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of September 30, 2023 and December 31, 2022, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2021, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the nine months ended September 30, 2023, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of September 30, 2023 is $25,072 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of September 30, 2023 is $nil

9.    Operating Lease Right-Of-Use Assets and Lease Liability

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating leases. Upon adoption of ASC 842, the Company recognized $1,670,174 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,545,706 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the quarter ended March 31, 2021, the Company subleased its executive premises to a third party that makes rent payments directly to the landlord. However, if the sub-lessee cancels its sub-lease agreement with the landlord during the Company’s lease term with the landlord (ended on August 30, 2023), the Company will be responsible for making rent payments for the period from the date of cancellation by the sub-lessee to August 30, 2023. This sub-lease has matured and not been renewed.

The Company’s second-tier subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce craft cannabis at scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $25,886 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $746,458 (CAD $988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2023	$80,011
2024	323,245
2025	326,477
2026	329,742
Thereafter	1,123,521
Total lease payments	2,182,996
Less imputed interest	(833,539)
Present value of lease liabilities	1,349,457
Current portion	(119,151)
Non-current portion	$1,230,306

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	$	$	$	$
Gross operating lease expense	58,375	65,215	178,134	198,254
Gross rent and utilities expenses	61,354	135,584	244,560	387,474
Recoverable expenses from JVCo related to rent and utilities	—	(282,775)	(285,655)	(701,609)
	119,729	(81,976)	137,039	(115,881)

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

10.     Convertible Promissory Notes

Interest amounting to $10 was accrued for the nine months ended September 30, 2023 (September 30, 2022: $27).

Principal amount outstanding as of September 30, 2023 and December 31, 2022 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Derivative liability

During the nine months ended September 30, 2023, there were no conversion of principal balance of convertible promissory notes (September 30, 2022: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	September 30,
	2022	period	Issuances	adjustment	2023
	$	$	$	$	$
Note D	1,446	—	—	867	2,313
Note F	10,034	—	—	5,991	16,025
Note G	3,645	—	—	2,176	5,821
	15,125	—	—	9,034	24,159

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of September 30, 2023:

●	Projected annual volatility of 205% to 503%;
●	Risk free interest rate of 4.40% to 5.20%;
●	Stock price of $0.003 to 0.008;
●	Liquidity term of 0.25 to 0.50 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0012 to $0.0151.

11.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of September 30, 2023 and December 31, 2022

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at September 30, 2023 and December 31, 2022

As of September 30, 2023, convertible notes, warrants and preferred stock outstanding could be converted into 14,674,491 (December 31, 2022: 17,258,122), 10,400,008 (December 31, 2022: 53,950,001) and 100,000,000 (December 31, 2022: 100,000,000) shares of common stock, respectively.

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

During the quarter ended June 30, 2023, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by the President of Serious Seeds, Smit, to the Company’s subsidiary, Canary. These were recorded at a fair value of $48, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

During the quarter ended September 30, 2023, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by the President of Serious Seeds, Simon Smit (“Smit”), to the Company’s subsidiary, Canary. These were recorded at a fair value of $99, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 14 for details.
Agreement with Serious Seeds	234,360	2,767	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,625,896	$175,392

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2023

	As at	As at	As at
	September 30, 2023	June 30, 2023	March 31, 2023
Forfeiture rate	0%	0%	0%
Stock price	$0.008	$0.006	$0.003
Exercise price	$0.250 to $0.350	$0.250 to $0.300	$0.250 to $0.300
Volatility	365% to 422%	273% to 342%	244% to 305%
Risk free interest rate	5.46%	5.40%	4.64%
Expected life (years)	0.02 to 1.68	0.02 to 1.68	0.02 to 1.93
Expected dividend rate	0%	0%	0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2022

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004	$0.005	$0.008	$0.009
Exercise price	$0.200 to $0.300	$0.200 to $0.300	$0.050 to $0.300	$0.023 to $0.250
Volatility	253% to 312%	214% to 279%	192% to 306%	192% to 306%
Risk free interest rate	4.73%	4.05%	2.92%	2.28%
Expected life (years)	0.02 to 1.93	0 to 1.94	0 to 1.94	0 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2023

	During quarter	During quarter	During quarter
	ended	ended	ended
	September 30, 2023	June 30, 2023	March 31, 2023
Forfeiture rate	0%	0%	0%
Stock price	$0.004 to $0.009	$0.003 to $0.003	$0.003 to $0.005
Exercise price	$0.350	$0.350	$0.300
Volatility	399%	342%	305%
Risk free interest rate	4.78% to 5.01%	3.82% to 4.51%	4.24% to 4.89%
Expected life (years)	2	2	2
Expected dividend rate	0%	0%	0%
Fair value of warrants	$313	$138	$160

2022

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004 to $0.006	$0.007 to $0.008	$0.005 to $0.010	$0.008 to $0.013
Exercise price	$0.300	$0.300	$0.300	$0.250
Volatility	279%	279%	299%	306%
Risk free interest rate	4.23% to 4.66%	2.97% to 3.50%	2.50% to 2.73%	0.88% to 1.50%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$176	$288	$306	$430

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Breakdown of warrants outstanding as of September 30, 2023 and December 31, 2022 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	September 30,	December 31,
	September 30,	December 31,	2023	2022
	2023	2022	(years)	(years)
Private placements	—	43,549,993	N/A	0.11 to 0.47
Serious Seeds	400,008	400,008	0.02 to 1.93	0.02 to 1.93
CLI	10,000,000	10,000,000	1.87	2.62
Total	10,400,008	53,950,001

During the nine months ended September 30, 2023, 43,699,996 warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2022	489
Warrant liability for new issuance	611
Change in fair value	669
Warrant liability as at September 30, 2023	1,769

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

13.     Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,553,160 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2023, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,377,731 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2023, $10,867 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $96,723 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2023, $102,176 (CAD $138,150) has been recorded

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1, on July 27, 2020, the Company entered into a License Agreement with cGreen. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen. During the quarter ended March 31, 2022, the outstanding balance was paid in full and the claim is closed.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (“COVID-19”) outbreak as a global health emergency. This resulted in governments worldwide enacting emergency measures to combat the spread of the virus, including the closure of certain non-essential businesses. Despite the WHO’s declaration, on or about May 5, 2023, of the end of the COVID-19 global pandemic, the lasting impacts of COVID-19 on the United States, Canada, and the broader global economy, including supply chain disruption, may have a significant continuing negative effect on the Company and may materially impact the Company in the future.

During the period and year ended September 30, 2023 and December 31, 2022, respectively, the pandemic and its lasting impacts did not have a material impact on the Company’s operations. As of September 30, 2023 and December 31, 2022, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic or its lasting impacts. The Company has taken, and will again, as necessary, continue to take, steps to minimize the potential impact of the pandemic and its lasting impacts, including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) entered with Serious Seeds, effective December 6, 2018, the Company would issue to Serious Seeds each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Serious Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds would be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of September 30, 2023, none of the above shares have been issued.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

14.    Subsequent Events

The Company’s management has evaluated subsequent events up to November 8, 2023, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has the following subsequent events to report:

A Ninth Amending Agreement to the shareholder loan explained in Note 8, was executed on November 7, 2023, by and between Jerry Zarcone, the Company and its subsidiaries (“Ninth Amendment”), which extends the term of each of the First, Second, Third, Fourth, and Fifth Tranche, to a maturity date of June 30, 2024, or such earlier date as demanded by Mr. Zarcone.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three and nine months ended September 30, 2023 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Overview

Target Group Inc. (“Target Group” or the “Company”) was incorporated in the State of Delaware on July 2, 2013, under our original name of River Run Acquisition Corporation. Effective May 13, 2014, the Company changed its name to Chess Supersite Corporation. On July 3, 2018, the Company filed an amendment in its Certificate of Incorporation to change its name to Target Group Inc.

Effective October 18, 2018, the Company’s  common stock became eligible for quotation on the OTCQB platform operated by OTC Markets Group Inc, under the symbol “CBDY”.

During the third quarter of 2023, the lasting impacts  of  (COVID-19) continued to have an  impact on the Canadian and global economy and customer purchasing behavior. However, these factors have not impacted the Company’s operations, or financial results for the quarter.

Business and Plan of Operations

Cannabis Business-Canada

The Company is engaged in the cultivation, processing and distribution of curated cannabis products for the  medical and adult-use recreational cannabis market in Canada and, where legalized by state legislation, in the United States. The Company sees a shift in the public’s perception of cannabis from a state of prohibition to a state of legalization. In October 2018, Canada became the first major industrialized nation to legalize adult-use cannabis at the national federal level. Cannabis is still heavily regulated, however, the medical use of cannabis is now permitted in up to 29 countries and many more countries have reformed, or are considering reforming, their cannabis uses laws to include the medical and/or recreational use of cannabis.

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

To the Company is positioning itself with a core emphasis on wholesale and co-packaging services to accommodate all consumer-packaged goods required for the sophisticated cannabis market in Canada and internationally. This will integrate cannabinoid research, analytical testing, product development and manufacturing.

Target Group’s  product manufacturing will include, but will not be limited to the following:

●	Cannabis flower pods for vaporizer use
●	Cannabis extract pods for vaporizer use
●	Cannabis pre-rolls
●	K-Cup infused coffee and tea pods
●	Infused cannabis beverages
●	Infused cannabis edibles
●	Infused topical products and CBD wellness products.

As of the date of this report, the Company  and its subsidiaries do not have any operations, employees or corporate offices based in United States.

Agreements

Serious Seeds

Effective December 6, 2018, the Company and Canary entered into a Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) with Serious Seeds, incorporated in the Netherlands, and Simon Smit, President of Serious Seeds. Under the Serious Agreement, Canary was appointed the exclusive distributor in Canada and all other legal markets globally of Serious’ proprietary cannabis seed strains and Serious’ cannabis cuttings, dried flowers, extracts and seeds. In addition, under the Serious Agreement, Canary and Serious will develop certain “Collaborative Products” defined as cannabis seed strains created collaboratively using Serious’ intellectual property. During the term of the Serious Agreement, Canary owns all of the intellectual property related to the Collaborative Products.

Under the Serious Agreement, Smit granted Canary an exclusive license in Canada and all legal markets globally to Serious’ intellectual property including the right to use the service mark of Serious Seeds and all of the names of Serious’ proprietary cannabis seed strains including but not limited to Chronic, AK-47, White Russian, Bubble Gum, Kali Mist, Warlock, Double Dutch, Biddy, Early, Motavation and Strawberry-AKeil.

The initial term of the Serious Agreement  five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company would issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Serious Agreement. In addition, on the thirteenth (13) month following the effective date of the Serious Agreement of the initial term, the Company would issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Serious Agreement and continuing through the sixtieth (60) month of the initial term, the Company would issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of September 30, 2023, none of the above shares have been issued.

In consideration of Canary’s appointment as Serious’ exclusive distributor in Canada, Canary will pay Serious Seeds certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

On October 8, 2019, Canary was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). These Standard Licenses enable Canary to produce approximately 3,600kg of dried cannabis flower per year. Canary has curated a bank of 3,500 seeds, comprised of more than 125 strains, including the entire Serious Seeds collection. The Company has the capacity to grow eight (8) different strains at a time, within the facility’s eight (8) separate indoor flower rooms.

Joint Venture Agreement

Historical information

Effective May 14, 2020, Canary entered into a Joint Venture explained in Note 1.

Under the Joint Venture, JVCo was permitted to use all eight (8) rooms, of Canary’s licensed cannabis cultivation facilities located in Simcoe, Ontario, Canada (“Licensed Site Portion”) to operate and manage the Licensed Site Portion for the cultivation and process of cannabis pursuant to Canary’s license issued by Health Canada. During the term of the Joint Venture, JVCo was responsible for the administration, operation and management of the Licensed Site Portion and all proceeds from the sale of the cannabis and related cannabis products cultivated therein will be payable to the JVCo.

Canary, Thrive Cannabis, and JVCo entered into a Unanimous Shareholder Agreement dated May 14, 2020 governing the management and administration of the business of JVCo.

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $887,520 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of September 30, 2023, the loan advanced amounts to $247,766 (CAD $335,000) and interest income charged for the nine months ended in the amount of $13,032 (CAD $17,539) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $55,263 (CAD $74,720) is included in receivable from the Joint Venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned below, JVCo became a subsidiary of the company as result the above loan and interest receiveable were eliminated upon consolidation.

The JVCo reimbursed Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Period ended	January 1 to April 27, 2023		Nine months ended September 30, 2022
	CAD	USD	CAD	USD
Sales	1,068,799	791,285	4,074,256	3,177,105
Cost of goods sold	620,344	459,271	2,110,851	1,646,042
Gross profit	448,455	332,014	1,963,405	1,531,063
Operation expenses	383,358	283,819	1,335,381	1,041,330
Net income (loss)	65,097	48,195	628,024	489,733

Eligible recoverable expenses	1,437,054	1,060,833	3,743,923	2,731,566
Recoverable amount	1,437,054	1,060,833	3,743,923	2,731,566
Income (loss) on equity	32,549	24,098	314,012	244,867

During the three months ended September 30, 2023, canary revenue (though its investment in JVCo) was sold to none of the customers.

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

Following the completion of the Settlement Agreement, Canary’s equity interest in JVCo increased from 50% to 100%. Effective April 28, 2023, the Company started consolidating results of operations of the JVCo and eliminated any intercompany transactions and balances between the Company (Target and Canary) and JVCo.

During the term of the Joint Venture, the Company accounted for the transactoins using the equity method under ASC 323 Investments - Equity Method and Joint Ventures. As a consequence of the Settlement Agreement, as the JVCo becoming a wholly owned subsidiary of the company as of April 27, 2023, the Company now uses the acquisition method of accounting (using a step acquisition method) under ASC 805 Business Combination.

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

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company and its subsidiaries entered into the Debt Agreement with CLI explained in Note 1.  The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.

As of September 30, 2023, $3,698 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1.   Refer to Note 11 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Debt Agreement and the Amendment closed on August 14, 2020.

Forward Looking Relating to Future Operations of the Company.

Currently, the Company and its senior management are is exploring several new, additional opportunities at its Simcoe, Ontario cultivation facility to expand the Company’s product offerings in other cannabis-related consumer packaged goods (“CPG”) product categories.

Employees

As of September 30, 2023,  the Company had 50 employees which include Anthony Zarcone, Chief Executive Officer.

The Company has contracted several independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

Intellectual Property Protection

Company subsidiary CannaKorp, holds the following patents:

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

Results of Operations

The Company has not generated significant revenue to date and consequently, its operations are subject to all of the risks inherent in the establishment of a new business enterprise. Analysis on the performance of the Company is as follows:

Balance sheet – As of September 30, 2023 and December 31, 2022

Cash and Restricted Cash

On September 30, 2023, the Company had cash of $445,416 (excluding restricted cash of $8,506) compared to $223,843 (excluding restricted cash of $8,490) as of December 31, 2022. The increase is because target received $1 million due to the termination of the joint venture agreement.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollars into United States Dollar.

Prepaid asset

On September 30, 2023, the Company had prepaid expenses of $41,787 compared to $41,714 as of December 31, 2022. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On September 30, 2023 the gross sales tax recoverable is $72,927 compared to December 31, 2022 $nil while the gross sales tax payable as of September 30, 2023 is $nil.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on September 30, 2023 is $7,829 (December 31, 2022: $nil).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,671,621 as of September 30, 2023, primarily represents consulting and construction services related to capital work in progress amounting to $148,980, interest on promissory notes and loans amounting to $1,243,804, and outstanding, accrued professional fees amounting to $903,083.

Accounts payable amounting to $2,296,935 as of December 31, 2022, primarily represents consulting and construction services related to fixed asset additions amounting to $154,811, interest on promissory notes and loans amounting to $739,130, outstanding and accrued professional fees amounting to $906,596.

Payable to related parties

As of September 30, 2023, the Company had $11,134,521 payable to related parties as compared to $10,346,465 as of December 31, 2022. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 8 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $10 was accrued for the nine months ended September 30, 2023 (September 30, 2022: $27).

The principal amount outstanding as of September 30, 2023 and December 31, 2022 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended September 30, 2023 and 2022:

Revenue

The Company generated revenue of $1,046,227 during the quarter ended in 2023 while $nil in the comparable period of 2022. However, Canary generated revenues of $nil (through its investment in JVCo) during the quarter ended September 30, 2023 (quarter ended September 30, 2022: $1,085,716) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The Company revenue represents the sale of cannabis product and the revenue was concentrated to eight customers.

Expenses

The Company’s  expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The increase in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to significant increase in consulting fee, management fees and office and general expenses in the current period.

Expenses primarily represented consulting fees of $31,779 (2022: $246), management fees of $78,352 (2022: $19,399), legal and professional charges of $27,799 (2022: $41,253) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $237,789 (2022: $220,390) and office and general expenses of $153,041 (2022: $79,195).

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

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $8,988 (2022: positive $2,040), interest and bank charges amounting to $337,675 (2022: $269,106), exchange gain of $50,995 (2022: gain of $130,870) other income of $nil (2022: $49,346), and debt issuance cost of $12,509 (2022: $12,855).

Statement of Operations – For the nine months ended September 30, 2023 and 2022:

Revenue

The Company generated revenue of $1,805,211 during the nine months ended in 2023 while $nil in the comparable period of 2022. However, Canary generated revenues of $791,285 (through its investment in JVCo) during the nine months ended September 30, 2023 (nine months ended September 30, 2022: $3,177,105) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The company revenue represents the sale of cannabis product and the revenue was concentrated to eight customers.

Expenses

The Company’s  expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The increase in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to significant increase in consulting fee and management fees, office and general expenses, salaries and wages in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control and reduce expenses.

Expenses primarily represented consulting fees of $47,885 (2022: $18,939), management fees of $233,867 (2022: $102,915), legal and professional charges of $231,726 (2022: $213,844) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $680,043 (2022: $673,349), and office and general expenses of $212,172 (2022: $10,249).

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

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $10,314 (2022: positive $18,852), interest and bank charges amounting to $1,060,373 (2022: $830,167), exchange gain of $201 (2022: gain of $172,863) other income of $16,782 (2022: 747,122), and debt issuance cost of $37,266 (2022: $39,098).

Liquidity and Capital Resources

As of September 30, 2023, the Company had a working capital deficit of $5,825,589 (December 31, 2022: $6,017,434). The Company is actively seeking various financing opportunities to meet the deficit capital requirements.

Target Group has relied on equity financing and related party debt financing for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

The Company  will need capital to allow us to invest in development, and it anticipates that its future operations will generate positive cash flows provided that it is successful in obtaining additional financing in the foreseeable future.

Statement of Cash Flow – For the nine months ended September 30, 2023 and 2022:

Operating activities

Operating activities used cash of $879,280 compared to cash used of $1,070,205 for the corresponding period of the prior year. This is primarily due to the gain on debt settlement, change in accounts receivable and inventory.

Investing activities

Investing activities provided cash of $434,998 for the nine months ended September 30, 2023 compared to $1,240,111 cash provided in the corresponding period of the prior year. The current period cash utilization represents improvements to Canary’s facility to increase its efficiency and increase cannabis production.

Financing activities

Financing activities provided cash of $668,940 for the nine months ended September 30, 2023 compared to cash used in of $70,413 during the nine months of 2022. Cash was provided by a loan advance from a related party in the current period.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

All critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2022.

Subsequent Events

The Company’s management has evaluated subsequent events up to November 8, 2023, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has the following subsequent events to report:

A ninth amending agreement is made on November 7, 2023 in which the term of each of the First Tranche, Second Tranche, Third Tranche, Fourth Tranche, and Fifth Tranche shall be extended and expiry, and all amounts owing and accruing thereunder shall be repaid on June 30, 2024 or such earlier date as Jerry makes demand thereon.

Description of Property

The Company does not own any properties at this time and do not have presently any agreements to acquire any properties.

The Company’s principal executive office is located at 20 Hempstead Drive, Hamilton, Ontario, Canada.

The Company’s subsidiary, Canary, leases a 44,000 square foot facility located in Norfolk County, Ontario to produce medical and recreational cannabis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary filed a lawsuit against the Company amounting to approximately $1,553,160 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

A claim for damages of $1,377,731 (CAD $1,862,805) was filed against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of $96,723 (CAD $130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/7/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/7/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/7/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	5/8/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	5/8/23

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

10.34	Seventh Amending Agreement dated February 16, 2023 (corrected)	10-Q	10.34	8/9/23

10.35*	Ninth Amending Agreement dated November 7, 2023

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: November 8, 2023	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: November 8, 2023	By:	/s/ Barry Alan Katzman
Director

Dated: November 8, 2023	By:	/s/ Saul Niddam
Director