Form 10-K
period 2023-12-31
Target Group Inc.
filed 2024-03-20
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 20, 2024, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

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

PART I

Item 1. Business

Historical background

Target Group Inc. (“Target Group” or the “Company”) was incorporated in the State of Delaware on July 2, 2013, under its original name of River Run Acquisition Corporation. Effective May 13, 2014, the Company changed its name to Chess Supersite Corporation. On July 3, 2018, we filed an amendment in its Certificate of Incorporation to change its name to Target Group Inc.

Effective October 18, 2018, the Company’s common stock became eligible for quotation on the OTCQB platform operated by OTC Markets Group Inc, under the OTC Bulletin Board symbol “CBDY” from the Financial Industry Regulatory Authority (FINRA).

The global spread and lasting effects of Coronavirus (COVID-19) continued to have an impact on the Canadian and global economy and customer purchasing behavior, while equity markets remained volatile. However, these factors have not materially impacted the Company’s operations or, financial results for the year.

Cannabis Business-Canada

The Company is engaged in the cultivation, processing and distribution of curated cannabis products for the medical and adult-use recreational cannabis market in Canada and, where legalized by state legislation, in the United States. There continues to be a shift in the public’s perception of cannabis from a state of prohibition to a state of legalization across North America. In October 2018, Canada became the first major industrialized nation to legalize adult-use cannabis at the national federal level. Cannabis is still heavily regulated, however, the medical use of cannabis is now permitted in up to 29 countries and many more countries have reformed, or are considering reforming, their cannabis related laws to permit the medical and/or recreational production, distribution, sale and use of cannabis.

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

The Company is positioning itself with a core emphasis on wholesale and co-packaging services to accommodate all consumer-packaged goods intended for the sophisticated cannabis market and consumer in Canada and internationally. This strategy integrate cannabinoid research, analytical testing, product development and manufacturing.

Target Group’s product manufacturing includes, will include, but will not be limited to the following:

●Cannabis flower pods for vaporizer use
●Cannabis extract pods for vaporizer use
●Cannabis pre-rolls
●K-Cup infused coffee and tea pods
●Infused cannabis beverages
●Infused cannabis edibles
●Infused topical products and CBD wellness products.

As of the date of this report, the Company and its subsidiaries do not have any operations, employees or corporate offices based in United States.

Acquisitions

Capitalizing on the opportunity resulting from the legalization of adult-use cannabis in Canada, the Company completed the following strategic acquisitions and entered into the following agreements as follows:

Visava Inc./Canary Rx Inc.

On June 27, 2018, the Company entered into an Agreement and Plan of Share Exchange (“Visava Exchange Agreement”) with Visava Inc., a private Ontario, Canada corporation (“Visava”). Visava owns 100% of Canary Rx Inc, a Canadian corporation (“Canary”) that operates a 44,000 square foot facility located in Ontario’s Garden Norfolk County for the production of cannabis. Canary is a Canadian Licensed Producer under Health Canada’s Cannabis Act (“Bill C-45”). Canary expects to grow up to 4 million grams of cannabis annually out of its Simcoe facility once it is at full capacity. The Company is now growing premium cannabis in indoor grow rooms and each 2,200 square feet room gets up to 5.4 turns annually.

Pursuant to the Exchange Agreement, the Company acquired 100% of the issued and outstanding shares of Visava in exchange for the issuance of 25,500,000 shares of the Company’s Common Stock and issued to the Visava shareholders, pro rata Common Stock Purchase Warrants (“Visava Warrants”) purchasing an aggregate of 25,000,000 shares of the Company’s Common Stock at a price per share of $0.10 for a period of two years following the issuance date of the Visava Warrants. As a result of this transaction, Visava became a wholly-owned subsidiary of the Company and the former shareholders of Visava owned approximately 46.27% of the Company’s shares of Common Stock. The transaction was closed effective August 2, 2018. During the year ended, December 31, 2020, all of the Visava Warrants expired, none were exercised.

CannaKorp Inc.

Pursuant to the terms of an Agreement and Plan of Share Exchange dated January 25, 2019 (“Cannakorp Exchange Agreement”), on March 1, 2019, we completed the acquisition of Massachusetts –based CannaKorp Inc., a Delaware corporation (“CannaKorp”). CannaKorp developed a single-use pre-measured pod and vaporizer system for consumers interested in vaporizing natural herbs, including cannabis. The patent-pending system is known as The Wisp™ and Wisp Pods™. The Wisp™ vaporizer system extracts the medically beneficial compounds more efficiently while simultaneously offering a much safer and more enjoyable experience than other alternatives.

Under the terms of the Cannakorp Exchange Agreement, we the Company issued 30,407,712 shares of its common stock to the exchanging CannaKorp stockholders in exchange for 99.8% of the outstanding common stock held by the CannaKorp stockholders. CannaKorp will continue to operate as a subsidiary. During the year ended, December 31, 2021, all of the warrants expired, none were exercised.

Agreements

Serious Seeds B.V.

Effective December 6, 2018, the Company and Canary entered into a Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) with Serious Seeds B.V. (“Serious Seeds”), incorporated in the Netherlands, and Simon Smit (“Smit”), President of Serious Seeds. Under the Agreement, Canary was appointed the exclusive distributor in Canada and all other legal markets globally of Serious Seeds’ proprietary cannabis seed strains and Serious Seeds’ cannabis cuttings, dried flowers, extracts and seeds. In addition, under the Serious Agreement, Canary and Serious Seeds will develop certain “Collaborative Products” (defined in the Serious Agreement as cannabis seed strains created collaboratively using Serious Seeds’ intellectual property. During the term of the Serious Agreement, Canary owns all of the intellectual property related to the Collaborative Products.

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

The initial term of the Serious Agreement is five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company will issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Agreement. In addition, on the thirteenth (13) month following the effective date of the Agreement of the initial term, the Company will issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Agreement and continuing through the sixtieth (60) month of the initial term, the Company will issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates.

In consideration of Canary’s appointment as Serious Seeds’ exclusive distributor in Canada, Canary will pay Serious Seeds certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

On October 8, 2019, Canary was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act (Bill C-45). These Standard Licenses enable Canary to produce approximately 3,600kg of dried cannabis flower per year. Canary has curated a bank of 3,500 seeds, comprised of more than 125 strains, including the entire Serious Seeds collection. The Company has the capacity to grow 8 different strains at a time, within the facility’s eight (8) separate indoor flower rooms.

cGreen, Inc. Exclusive License Agreement

Effective August 8, 2019, the Company entered into an Exclusive License Agreement (“License Agreement”) with cGreen, Inc., a Delaware corporation (“cGreen”). The License Agreement granted the Company an exclusive license to manufacture and distribute the patent-pending THC antidote True Focu(TM) in the United States, Europe and the Caribbean. The term of the license was ten (10) years and four (4) months from the effective date of August 8, 2019. In consideration of the license, the Company had to issue 10,000,000 shares of its common stock as follows: (i) 3,500,000 within ten (10) days of the effective date; (ii) 3,500,000 shares on January 10, 2020; and (iii) 3,000,000 shares not later than June 10, 2020. In addition, the Company would have to pay cGreen royalties of 7% of the net sales of the licensed products and 7% of all sublicensing revenues collected by the Company. The Company would pay cGreen an advance royalty of $300,000 within ten (10) days of the effective date; $300,000 on January 10, 2020; and $400,000 on or before June 10, 2020, and $500,000 on or before November 10, 2020. All advance royalty payments would be credited against the royalties owed by the Company through December 31, 2020. During the quarter ended December 31, 2019, the intangible asset was written off based on management’s review and evaluation of its recoverability.

During the quarter ended June 30, 2020, the Company was in arbitration with cGreen for the breaches of the terms of the License Agreement, however, through an early mediation, both companies reached a settlement of their claims and counterclaims on July 27, 2020 (“Effective Date”). As per the settlement agreement, the License Agreement was terminated, and the Company did not have to issue the 10 million shares nor pay the outstanding royalty payable in the amount of $1,191,860. As consideration, the Company paid $130,000 within 30 days of the Effective Date and started paying $100,000 in monthly installments of $10,000 commencing in April 2021 to cGreen resulting in a gain on settlement in the amount of $1,704,860.

As at December 31, 2023, there was no outstanding balance, the balance was paid in full and the claim was closed during the quarter ended March 31, 2022.

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $907,320 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of December 31, 2023, the loan advanced amounts to $253,294 (CAD $335,000) and interest income charged for the nine months ended in the amount of $17,376 (CAD $23,450) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $60,965 (CAD $80,630) is included in receivable from the Joint Venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned below, JVCo became a subsidiary of the company as result the above loan and interest receiveable were eliminated upon consolidation.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the year:

Period ended	January 1 to April 27, 2023		2022
	CAD	USD	CAD	USD
Sales	1,068,799	791,285	5,093,028	3,916,539
Cost of goods sold	620,344	459,271	2,635,640	2,026,807
Gross profit	448,455	332,014	2,457,388	1,889,732
Operation expenses	383,358	283,819	1,534,800	1,180,261
Net income	65,097	48,195	922,588	709,471
Eligible recoverable expenses	1,437,054	1,060,833	4,870,924	3,596,203
Recoverable amount	1,437,054	1,060,833	4,870,924	3,596,203
Income on equity	32,549	24,152	461,294	354,735

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

As a consequence of the above Settlement Agreement and after obtaining 100% shares of the JVCo, the Company acquired the following assets:

Fair value
$
Assets acquired:
Inventory	1,690,368
Fixed assets	534,816
Accounts receivables	163,244
2,388,428

As of April 27, 2023, the Company had a carrying value of the investment in Joint Venture and receivable from Joint Venture on the consolidated balance sheets amounting to $1,023,608 and $706,598, respectively. Pursuant to the above Settlement Agreement, the Company received $776,382 against these balances. Accordingly, the remaining balance of $953,824 was compared to the fair value of the net assets acquired and this resulted in net recognition of $1,571,742 as a non-operating gain reported in the Consolidated Statement of Operations as net gain from termination of Joint Venture.

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company, its first-tier subsidiaries Visava CannaKorp Inc, and the Company’s second-tier subsidiary, Canary, entered into a Debt Purchase and Assignment Agreement (“Debt Agreement”) with CL Investors Inc. (“CLI”), a corporation organized under the laws of the Province of Ontario, Canada. June 15, 2020 was the preliminary date of the Debt Agreement, and the Debt Agreement was not finalized until the later date as indicated below.

The CEO (and also a director) of the Company is the secretary and a shareholder of CLI plus the CEO’s brother is the President and sole director of CLI therefore the loan from CLI is classified under related party transactions.

CLI purchased from the Company for the sum of $2,192,690 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,014,660 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2023, $3,781 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Debt Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Debt Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)In the first year of the Term, Canary will pay CLI the greater of $854,393 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)In the second year of the Term, Canary will pay CLI the greater of $1,587,810 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)In the third year of the Term, Canary will pay CLI the greater of $2,434,642 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)In the fourth year of the Term, Canary will pay CLI the greater of $2,328,788 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
e)In the fifth year of the Term, Canary will pay CLI the balance owing under this Note, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2024, for an amount calculated by dividing twelve (12) into the sum of all amounts owing under this Note at the beginning of the fifth year of the Term on account of Principal and Interest, provided that where there are further amounts owing under this Note at the end of such fifth year, Canary will pay CLI all such further amounts within five (5) days following the end of such fifth year.

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

Effective August 14, 2020, the Debt Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $75,610 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava, Canary Rx. and CannaKorp, respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Debt Agreement. Refer to Note 18 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

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

Employees

As of December 31, 2023, we had 49 employees which include Anthony Zarcone, Chief Executive Officer.

We have contracted several independent contractors and consultants to provide a range of information technology and marketing services who do not receive cash compensation but receive shares of our common stock as compensation. This mitigates any need for full or part-time employees for these services.

Intellectual Property Protection

Company subsidiary CannaKorp Inc. holds the following patents:

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

Corporate Facilities

Our principal executive office is located at 20 Hempstead Drive, Hamilton, Ontario, Canada.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company invests in information technology systems for its operations. Such investments, including the implementation of technology updates, improves the Company’s customers’ experience, and supports both compliance and internal controls. The Company is actively engaged in attempting to identify and manage cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is a Company priority.

Cybersecurity Risk

In recent years there has been an increased risk of information and security risks due to increased sophistication and activities of perpetrators of cyber attacks. The computers are used for our everyday business operations including mobile devices and other online means of activities to connect with our customers, employees, suppliers and other parties. This extensive use give rise to cybersecurity risks such as system disruption, theft and the release of confidential information. There are numerous sensitive information stored in the system and intellectual property, including employees, customers and other financial information.

In the future we may be required to expend additional resources to continue to enhance information security measures to investigate and remediate any information security vulnerabilities. We can provide no assurances that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack.

Item 2. Properties

We do not own any properties at this time and do not have presently any agreements to acquire any properties.

Our principal executive office is located at 20 Hempstead Drive, Hamilton, Ontario, Canada.

Our subsidiary, Canary, leases a 44,000 square foot facility located in Norfolk County, Ontario to produce medical and recreational cannabis.

Item 3. Legal Proceedings

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,587,810 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

A claim for damages of $1,408,467 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

During the year ended December 31, 2020, a claim for damages of $98,881 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

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

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year
Fiscal year 2023
High	$0.007	0.006	0.019	0.008	0.019
Low	$0.003	0.002	0.001	0.001	0.001

Fiscal year 2022
High	$0.014	0.0129	0.0105	0.0085	0.014
Low	$0.007	0.005	0.005	0.003	0.003

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2023, the Company generated revenue of $3,720,169 and had no income or cash flows from operations since inception. As of December 31, 2023, the Company had a working capital deficit of $11,495,043 and an accumulated deficit of $31,107,348.

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

Balance sheet as of December 31, 2023 and 2022

Cash and restricted cash

On December 31, 2023, we had cash of $736,323 (excluding restricted cash of $8,696) compared to $223,843 (excluding restricted cash of $8,490) as of December 31, 2022. The increase is due to increase in addition loan provided by a related party.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of December 31, 2023, the companys allowance for doubtful accounts was $53,813.

The company recorded a bad debt expense of $53,812 for the year ended December 31, 2023 whereas no bad debt expense was recorded in the year ended December 31, 2022.

Inventory

As of December 31, 2023, the inventory in the amount of $1,215,928 (2022: $nil) consists of WIP and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement, refer to Note 12 for additional details.

Prepaid asset

As of December 31, 2023, we had prepaid expenses of $42,720 compared to $41,714 as of December 31, 2022. The balance represents the security deposit for the leased land for the facility to produce Medical Marijuana.

Sales tax recoverable and payable

As of December 31, 2023, the Company had $nil of gross sales tax recoverable compared to $nil as of December 31, 2022 while the Company had $48,581 of gross sales tax payable as of December 31, 2023 compared to $35,254 as of December 31,2022.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on December 31, 2023 is $nil (December 31, 2022: $nil).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,945,568 as of December 31, 2023, primarily represents consulting and construction services related to fixed asset additions amounting to $126,059, interest on promissory notes and loans amounting to $1,628,007, outstanding and accrued professional fees amounting to $945,615.

Accounts payable amounting to $2,296,935 as of December 31, 2022, primarily represents consulting and construction services related to fixed asset additions amounting to $154,811, interest on promissory notes and loans amounting to $739,130, outstanding and accrued professional fees amounting to $906,596.

Payable to related parties

As of December 31, 2023, we had $11,415,557 of the amount payable to related parties as compared to $10,346,465 as of December 31, 2022. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional detail, refer to Note 15 in consolidated financial statements.

Convertible promissory notes payable

Interest amounting to $39 was accrued for the year ended December 31, 2023 (2022: $37).

The principal amount outstanding as of December 31, 2023 and 2022 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Income statement for the years ended December 31, 2023 and 2022

Revenues for the years ended December 31, 2023 and 2022

The Company generated revenue of $3,720,169 during the current year and $nil in the comparable year ended in 2022. However, Canary generated revenues of $791,285 (though its investment in JVCo) during the current year ended (2022: $3,916,539) and is represented as a share of income from joint venture on the audited consolidated statement of operations. The revenue represents the sale of cannabis product, and the entire revenue was sold to twenty one customers (2022: thirteen).

Expenses for the years ended December 31, 2023 and 2022

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The increase in operating expenses for the year ended December 31, 2023 compared to 2022 is due to increase in consulting expenses, management fees, office and general and depreciation and amortization expense.

Expenses for the year ended December 31, 2023 primarily represented consulting fees of $147,787 (2022: $18,926), management fees of $312,969 (2022: $143,677), legal and professional charges of $212,427 (2022: $243,670) comprising legal, review, accounting and Edgar agent fee, travel expenses of $706 (2022: $nil), operating lease expenses of $190,185 (2022: ($74,059)) office and general of $410,576 (2022: $22,071) and depreciation expense amounting to $811,649 (2022: $885,229).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which reduced significantly in magnitude since a significant number of warrants expired during the current year ended; (2) increase in the principal balance of higher interest rate bearing loans led to increased interest expense; (3) & (4) net income from the joint venture is only for two quarters as the agreement with JV is terminated, as a result, the share of income and other income has decreased significantly; (5) no impairment of goodwill related to Canary’s acquisition and (6) significant decrease in exchange income during the year due to unfavorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $7,238 (2022: positive $14,383), (gain) loss on settlement of debt amounting to $1,571,742 (2022: $nil), interest and bank charges amounting to $1,429,215 (2022: $1,121,595), exchange loss of $51,811 (2022: income of $126,314) other income of $16,782 (2022: 811,464), impairment of inventory in the amount of $nil (2022: $99,000), impairment of goodwill in the amount of $nil (2022: $3,315,749) and share of income from joint venture of $24,152 (2022: $354,736).

Liquidity and Capital Resources

As of December 31, 2023, the Company had a working capital deficit of $11,495,043 and an accumulated deficit of $31,107,348 (2022: Working capital deficit of $6,358,008  and an accumulated deficit of $30,783,678). The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and personal funds for our operations. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.

We will need capital to allow us to invest in development. The Company anticipates that its future operations will generate positive cash flows starting in 2024 provided that it is successful in obtaining additional financing in the foreseeable future.

Statement of Cash Flow – For the years ended December 31, 2023 and 2022:

Operating activities

Operating activities used cash of $589,612 compared to the cash used of $1,014,828 during the prior year. This is due to managements efficient use of cash and the company has started to generate revenues.

18

Investing activities

Investing activities provided cash of $416,932 compared to cash provided of $1,015,040 during the prior year. The cash generation represents the recovery of investment by JVCo. The JVCo was part of the company for only two quarters of 2023 so the recovery represents only for the two quarters.

Financing activities

Financing activities provided cash of $666,900 compared to $122,674 for the corresponding period of the prior year. During the current period, cash was provided by a loan advance from a related party.

19

Item 8. Consolidated Financial Statements and Supplementary Data

TARGET GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Target Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Group, Inc. and Subsidiaries (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and a working capital deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Inventory

Description of the Critical Audit Matter

As discussed in Note 4 to the financial statements, company’s inventory consists of raw materials, finished goods and work-in-process. Costs include direct and indirect labor, materials, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The valuation of inventory costs involves significant complexity and judgment in applying the relevant accounting standards when auditing management’s estimates and conclusions with regard to inventory balances.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s calculation of capitalized inventory costs included, among other procedures, the following:

●	We evaluated the appropriateness and consistency of management's methods and assumptions used in the identification, recognition, and measurement of inventory costs.
●	We tested the completeness and accuracy of inputs entered into the Company’s overhead calculations and performed recalculations of allocation methods utilized.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2017.

Spokane, Washington

March 20, 2024

TARGET GROUP INC. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2023	2022
		$	$
ASSETS
Current assets
Cash		736,323	223,843
Restricted cash		8,696	8,490
Accounts receivable, net of allowance	Note 6	1,031,530	2,068
Inventory	Note 7	1,215,928	—
Prepaid asset	Note 8	42,720	41,714
Other assets		55,268	—
Receivable from joint venture	Note 12	—	630,180
Other receivable	Note 15	3,781	3,692
Total current assets		3,094,246	909,987
Long term assets
Fixed assets	Note 11	5,430,260	5,554,225
Investment in joint venture	Note 12	—	775,577
Goodwill	Note 13	269,460	263,117
Operating lease right-of-use assets	Note 16	46,936	62,728
Total long term assets		5,746,656	6,655,647
Total assets		8,840,902	7,565,634
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities	Note 14	2,945,568	2,296,935
Deferred revenue	Note 4	43,098	—
Sales tax payable	Note 9	48,581	35,254
Payable to related parties, net	Note 15	11,415,557	4,468,535
Operating lease liability - Current portion	Note 16	127,478	110,586
Convertible promissory notes, net	Note 17	480	480
Derivative liability	Note 17	8,021	15,125
Total current liabilities		14,589,289	6,927,421
Long term liabilities
Payable to related parties, net - Non-current portion	Note 15	—	5,877,930
Operating lease liability - Non-current portion	Note 16	1,223,955	1,319,619
Warrant liability	Note 18	355	489
Total long term liabilities		1,224,310	7,198,038
Total liabilities		15,813,599	14,125,459
Stockholders’ deficiency
Preferred stock	Note 18	100	100
Common stock	Note 18	61,703	61,703
Shares to be issued	Note 18	175,439	175,182
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(31,107,348)	(30,783,678)
Accumulated comprehensive loss		(1,088,288)	(998,829)
Total stockholders’ deficiency		(6,972,697)	(6,559,825)
Total liabilities and stockholders’ deficiency		8,840,902	7,565,634
Contingencies and commitments	Note 19	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the	For the
		Year ended	Year ended
		December 31, 2023	December 31, 2022
		$	$
REVENUE		3,720,169	—
COST OF GOOD SOLD		(2,065,149)	—
Gross profit		1,655,020	—
OPERATING EXPENSES
Advisory and consultancy fee		147,787	18,926
Management services fee		312,969	143,677
Legal and professional fees		212,427	243,670
Depreciation expense		811,649	885,229
Operating lease expense	Note 16	190,185	(74,059)
Office and general		410,576	22,071
Travel & Entertainment		706	—
Total operating expenses		2,086,299	1,239,514
OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		(7,238)	(14,383)
Gain on settlement		(1,571,742)	—
Interest and bank charges		1,410,974	1,121,595
Exchange income		51,811	(126,314)
Other income	Note 12	(16,782)	(811,464)
(Recovery) Allowance of sales tax recoverable		—	(496)
Impairment of inventory [Note 8]		—	99,000
Impairment of goodwill	Note 13	—	3,315,749
Share of income from joint venture	Note 12	(24,152)	(354,736)
Debt issuance cost	Note 15	49,520	51,599
Total other expense (income)		(107,609)	3,280,550

Net loss before income taxes		(323,670)	(4,520,064)
Income taxes		—	—
Net loss		(323,670)	(4,520,064)

Foreign currency translation adjustment		(89,459)	111,891
Comprehensive loss		(413,129)	(4,408,173)

Loss per share - basic and diluted		(0.0005)	(0.0073)
Weighted average shares - basic and diluted		617,025,999	617,025,999

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	62,496	257	—	—	—	—	257

Net loss	—	—	—	—	—	—	—	—	(323,670)	—	(323,670)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(89,459)	(89,459)

As at December 31, 2023	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,107,348)	(1,088,288)	(6,972,697)

As at December 31, 2021	1,000,000	100	617,025,999	61,703	1,516,528	174,722	—	24,985,697	(26,263,614)	(1,110,720)	(2,152,112)

Cancellation of shares [Note 11]	—	—	—	—	—	—	—	—	—	—	—

Shares issued as consideration for consideration of the intellectual property rights [Note 11]	—	—	—	—	62,496	460	—	—	—	—	460

Net income	—	—	—	—	—	—	—	—	(4,520,064)	—	(4,520,064)

Foreign currency translation	—	—	—	—	—	—	—	—	—	111,891	111,891

As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2023	December 31, 2022
	$	$
OPERATING ACTIVITIES
Net (loss) for the period	(323,670)	(4,520,064)
Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(7,238)	(14,383)
Gain on settlement	(1,571,742)	—
Shares and warrants issued/to be issued for services	821	1,660
Allowance (recovery) of sales tax recoverable	—	(496)
Depreciation expense	811,649	885,229
Operating lease expense	233,859	258,916
Investment (income) loss from joint venture	(24,152)	(354,736)
Debt issuance cost	49,520	51,599
Impairment of inventory	—	99,000
Impairment of goodwill	—	3,315,749
Changes in operating assets and liabilities:
Change in accounts receivable - net of allowance	(1,008,903)	—
Change in other assets	(54,164)	—
Change in inventory	588,896	—
Change in sales tax recoverable	12,227	58,310
Change in accounts payable and accrued liabilities	981,699	(466,139)
Change in operating lease liability, net	(320,651)	(329,473)
Change in deferred revenue	42,237	—
Net cash used in operating activities	(589,612)	(1,014,828)
INVESTING ACTIVITIES
Amounts invested on fixed assets	(22,086)	(314)
Net proceeds from joint venture	439,018	1,015,354
Net cash provided by investing activities	416,932	1,015,040
FINANCING ACTIVITIES
Proceeds from loans from related parties	666,900	269,150
Settlement of related party loan	—	(136,476)
Payment for settlement payable	—	(10,000)
Net cash provided (used) by financing activities	666,900	122,674
Net change in cash and restricted cash during the period	494,220	122,886
Effect of foreign currency translation	18,466	(12,704)
Cash and restricted cash, beginning of period	232,333	122,151
Cash and restricted cash, end of period	745,019	232,333
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued on conversion of debt	—	—
Shares issued as consideration for services	460	280
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	877,193	2,132,332
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2023 AND 2022

1.   Nature of Operations

Target Group Inc. (“Target Group” or the “Company”) was incorporated under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company is a diversified, vertically integrated, progressive company with a focus nationally and internationally . The Company wholly owns and operates Canary Rx Inc, a Canadian licensed producer (“Canary”), regulated under The Cannabis Act (Bill C-45). Canary, operates a 44,000 square foot facility located in Norfolk County, Ontario. The Company has an ongoing strategic partnership with Dutch breeder, Serious Seeds B.V. (“Serious Seeds”), to cultivate exclusive, world-class proprietary genetics. The Company has structured multiple international production and distribution platforms and continues to expand its global footprint, focused on building an iconic brand portfolio with cutting-edge intellectual property in both the medical and recreational cannabis markets. The Company is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall patient and consumer experience.

The Company’s core business is producing, manufacturing, distributing, and selling of cannabis products, as further described in Item 1. As of the current year to date period end, Company has produced and sold cannabis products of $3,762,406 (Period ended December 31, 2022: $nil).

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

Serious Seeds Agreement

Effective December 6, 2018, the Company and Canary entered into the Serious Agreement described in Item 1.

CL Investors Debt Purchase and Assignment Agreement

Effective June 15, 2020, the Company, entered into the Debt Agreement  CL Investors Inc. (“CLI”), described in Item 1.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Visava and CannaKorp, and BlueSky Logistics, LLC. Significant intercompany accounts and transactions have been eliminated upon consolidation.

3.   Going Concern

The Company has earned minimal revenue since inception and has sustained operating losses during the year ended December 31, 2023. The Company had a working capital deficit of $11,495,043 and an accumulated deficit of $31,107,348 as of December 31, 2023. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2023 and 2022.

Restricted cash represents deposits made to the Company’s bank as a requirement to use the bank’s credit card which is not available for immediate or general business use.

Accounts receivable

Account receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Account receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The company records the allowance based on past history and if there are doubts on the recoverability. As of December 31, 2023, the Company has recorded an allowance for those balances which it expects to be not recoverable. On December 31, 2023 amounts due from two customers totaled approximately 59% and 70% of accounts receivable.

Inventory

Inventory is stated at the lower of cost or net realizable value, cost being determined on a weighted average cost basis, and market being determined as the lower of cost or net realizable value. The Company records write-downs of inventory that is obsolete or in excess of anticipated demand or market value based on consideration of product lifecycle stage, technology trends, product development plans and assumptions about future demand and market conditions. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. Inventory write-downs are charged to the cost of revenue and establish a new cost basis for the inventory. The cost is determined on the basis of the average cost. Overhead costs are also allocated to inventory including salaries and utilities.

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

Shipping and Handling Cost

Payments by customers to us for shipping and handling costs are included in revenue on the consolidated statements of operations, while our expense is included in cost of goods sold. Shipping and handling for inventory, if any, are included as a component of inventory on the consolidated balance sheets, and in cost of goods sold in the consolidated statements of operations when the product is sold.

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

The Company generated revenue of $3,720,169 during the year ended December 31, 2023, and Snil in 2022. There are three of the customers whose revenue is more than 10% of the total revenue.

In addition, Canary generated revenue of $791,285 (though its investment in JVCo) during the year ended December 31, 2023 (2022: $3,916,539) and is represented as a share of income (losses) from joint venture on the consolidated statement of operations. The revenue was concentrated to twenty one customers (2022: thirteen). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 12 for additional details.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high-quality banking institutions. The Company has cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2023 whereas cash balances were not in excess of FDIC limit as of December 31, 2022.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

For the year ended December 31, 2023, basic and diluted EPS are the same due to net loss result.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has not recorded any impairment losses related to our equity method investments during the year ended December 31, 2023 or in December 31, 2022.

5.   Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted on January 1, 2023, and as a result allowance of $54,909 was recorded.

6.   Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of December 31, 2023, the companys allowance for doubtful accounts was $54,909.

The company recorded a bad debt expense of $53,813 for the year ended December 31, 2023 whereas no bad debt expense was recorded in the year ended December 31, 2022.

7.   Inventory

As of December 31, 2023, the inventory in the amount of $1,215,928 (2022: $nil) consists of WIP and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement, refer to Note 12 for additional details.

For the
Year ended
December 31,2023
Product	$
Finished goods	784,354
WIP (Flowers and plants)	431,574
1,215,928

8.   Prepaid Asset

As of December 31, 2023, the Company had prepaid expenses of $42,720 compared to $41,714 as of December 31, 2022. The balance represents the security deposit for the leased land of the subsidiary’s facility. The change in is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

9.   Sales Tax Recoverable

As of December 31, 2023, the Company had $nil of gross sales tax recoverable compared to $nil as of December 31, 2022 while the Company had $48,581 of gross sales tax payable as of December 31, 2023.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

The Company has recorded $nil of allowance as of December 31, 2023 (December 31, 2022: $nil).

10.   Intangible Assets

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

As at December 31, 2023, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022.

11.   Fixed Assets

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

Canary has recorded a depreciation expense of $811,649 during the year ended December 31, 2023 (2022: $884,252).

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the year and accordingly, has recorded depreciation expense of $491 during the year ended December 31, 2023 (2022: $977).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,453,783	770,218	43,555	6,886,818	9,154,374
Accumulated depreciation	(581,301)	(753,151)	(43,555)	(2,346,107)	(3,724,114)
	872,482	17,067	—	4,540,711	5,430,260

12.   Joint Venture

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

During the year ended December 31, 2023, the Joint Venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,574,982 (CAD 2,125,482) of which $1,017,555 (CAD 1,373,218) were reduced from investment in Joint Venture as these represented recovery of investment and $557,428 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support Joint Venture operations. Also refer to shareholder loan in Note 15.

As per the Joint Venture, Canary provided the JVCo with a Hard Cost Loan with the maximum amount of $907,320 (CAD 1,200,000). This loan bore an interest rate of 7% per annum, matured in 12 months from the effective date, and was secured against the personal property of the JVCo and Thrive had guaranteed one-half (1/2) of the outstanding balance of the loan. As of April 27, 2023, the loan advanced amounts to $253,294 (CAD 335,000) and interest income charged for the nine months ended in the amount of $17,376 (CAD 23,450) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $60,965 (CAD 80,630) was included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned above and further discussed below, JVCo become a subsidiary of the company as result the above loan and interest receivable were eliminated upon consolidation.

The Company recorded JVCo’s results through April 27, 2023 using the equity method and below is the table which summarizes the activity of the period (through April 27, 2023):

Period ended	January 1 to April 27, 2023		2022
	CAD	USD	CAD	USD
Sales	1,068,799	791,285	5,093,028	3,916,539
Cost of goods sold	620,344	459,271	2,635,640	2,026,807
Gross profit	448,455	332,014	2,457,388	1,889,732
Operation expenses	383,358	283,819	1,534,800	1,180,261
Net income	65,097	48,195	922,588	709,471

Eligible recoverable expenses	1,437,054	1,060,833	4,870,924	3,596,203
Recoverable amount	1,437,054	1,060,833	4,870,924	3,596,203
Income on equity	32,549	24,152	461,294	354,735

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

As a consequence of the above Settlement Agreement and after obtaining 100% shares of the JVCo, the Company acquired the following assets:

USD
Investment in JV	1,023,608
Receivable from JV	698,645
Payable to JV	(129,185)
1,593,068

Cash received from Thrive	776,382
Net amount	816,686

Assets acquired:
Accounts receivable	163,244
Inventory	1,690,368
Fixed asset	534,816
2,388,428

Net gain as per reconciliation	1,571,742

As of April 27, 2023, the Company had a carrying value of the investment in Joint Venture and receivable from Joint Venture on the consolidated balance sheets amounting to $1,023,608 and $706,598, respectively. Pursuant to the above Settlement Agreement, the Company received $776,382 against these balances. Accordingly, the remaining balance of $953,824 was compared to the fair value of the net assets acquired and this resulted in net recognition of $1,571,742 as a non-operating gain reported in the Consolidated Statement of Operations as net gain from termination of the Joint Venture.

13.   Goodwill

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

Visava/Canary

On June 27, 2018, the Company entered into the Visava Exchange Agreement described in Item 1.

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

During the year ended December 31, 2023, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary (December 31, 2022: the Company identified circumstances that would call for an evaluation of goodwill impairment and therefore impaired $3,315,749 reducing the goodwill related to the Canary to $263,117). Only change in goodwill from 2022 to 2023 is due to exchange rate fluctuations.

During the year ended, December 31, 2023, all of the warrants expired, none were exercised.

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

14.   Accounts Payable and Accrued Liabilities

Accounts payable amounting to $2,945,568 as of December 31, 2023, primarily represents consulting and construction services related to fixed asset additions amounting to $126,059, interest on promissory notes and loans amounting to $1,628,007, outstanding and accrued professional fees amounting to $945,615.

Accounts payable amounting to $2,296,935 as of December 31, 2022, primarily represents consulting and construction services related to fixed asset additions amounting to $154,811, interest on promissory notes and loans amounting to $739,130, outstanding and accrued professional fees amounting to $906,596.

15.   Related Party Transactions and Balances

During the year ended December 31, 2023, the Company expensed $312,969 (December 31, 2022: $143,677) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of December 31, 2023, in the amount of $11,415,557 (December 31, 2022: $10,346,465) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of December 31, 2023, $3,781 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the year ended in the amount of $373,283 (CAD $503,756) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $621,682 (CAD 822,222) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2024	$3,446,680
2025	4,433,794
Total	7,880,474
Current portion	(7,880,474)
Non-current portion	$—

During the year ended December 31, 2023, the Company could not make repayments of certain debt owed to a related party in accordance with the agreed repayment schedule, and is therefore in breach of the loan agreement as at year end.

Consequently, the Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements with the lender to revise the terms of the loans.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 12 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at December 31, 2023, the balance is $82,159 of which $50,733 is current while  $31,426 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 30, 2024, and therefore is presented as non-current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $665,640 (CAD 900,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	789,061	1,043,593	789,061
Tranche 2	43.26%	1,592,787	1,204,306	1,592,787	1,204,306
Tranche 3	43.26%	250,000	189,025	250,000	189,025
Tranche 4	43.26%	500,000	378,050	500,000	378,050
Tranche 5	43.26%	500,000	378,050	400,000	302,440
Total		3,886,380	2,938,492	3,786,380	2,862,882

Interest expense charged for the twelve months ended December 31, 2023, in the amount of $991,091 (CAD 1,337,504) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $996,565 (CAD 1,265,164) is included in accounts payable and accrued liabilities on the consolidated balance sheet.

A Ninth Amending Agreement to the shareholder loan, previously filed as Exhibit 10.35, was executed on November 7, 2023, by and between Jerry Zarcone, the Company and its subsidiaries (“Ninth Amendment”), which extends the term of each of the First, Second, Third, Fourth, and Fifth Tranche, to a maturity date of June 30, 2024, or such earlier date as demanded by Mr. Zarcone.

Outstanding management service fee

The balance owing to key officers of the Company is $689,360 (December 31, 2022: $585,261).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp.The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of December 31, 2023 and December 31, 2022, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2023, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the year ended December 31, 2023, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of December 31, 2023 is $25,632 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of December 31, 2023 is $nil.

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating lease. Upon adoption of ASC 842, the Company recognized $1,707,434 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,580,189 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce Craft Cannabis at Scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $26,464 (CAD 35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $747,248 (CAD 988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). As of December 31, 2023 the weighted average remaining lease term was 6.33 years. Maturities of lease liabilities were:

2024	$330,456
2025	333,761
2026	337,098
2027	340,469
Thereafter	808,116
Total lease payments	2,149,900
Less imputed interest	(798,467)
Present value of lease liabilities	1,351,433
Current portion	(127,478)
Non-current portion	$1,223,955

Below is the reconciliation of the net operating lease presented on the consolidated statement of operations:

	For the	For the
	Year ended	Year ended
	December 31, 2023	December 31, 2022
	$	$
Gross operating lease expense	233,859	258,916
Gross rent and utilities expenses	241,110	594,498
Recoverable expenses from JVCo related to rent and utilities	(284,784)	(927,473)
	190,185	(74,059)

As explained in Note 12, the JVCo reimburses a certain percentage of gross expenses incurred by Canary which includes rent and utilities. Due to this unique circumstance and since operating lease expenses are related to rent expenses, the Company has decided to group the operating lease expenses, all lease related expenses and the recoverable amount from JVCo to show a net operating lease expense. At the year ended December 31, 2023 the recoverable amount is through April 27, 2023.

17.   Convertible Promissory Notes

Interest amounting to $39 was accrued for the year ended December 31, 2023 (December 31, 2022: $37).

Principal amount outstanding as of December 31, 2023 and December 31, 2022 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2023, there were no conversion of principal balance of convertible promissory notes (2022: $2,648), respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	December 31,
	2022	period	Issuances	adjustment	2023
	$	$	$	$	$
Note D	1,446	—	—	(605)	841
Note F	10,034	—	—	(4,766)	5,268
Note G	3,645	—	—	(1,733)	1,912
	15,125	—	—	(7,104)	8,021

Key assumptions used for the valuation of convertible notes

The derivative element of the convertible notes was fair valued using the multinomial lattice model. Following assumptions were used to fair value these notes as of December 31, 2023:

●	Projected annual volatility of 205% to 523%;
●	Risk free interest rate of 4.40% to 5.20%;
●	Stock price of $0.002 to 0.008;
●	Liquidity term of 0.25 to 0.75 years;
●	Dividend yield of 0%; and
●	Exercise price in the range between $0.0010 to $0.0151.

18.   Stockholders’ Deficiency

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of December 31, 2023 and 2022

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at December 31, 2023 and 2022

As of December 31, 2023, convertible notes, warrants and preferred stock outstanding could be converted into 31,857,771 (December 31, 2022: 17,258,122), 10,400,008 (December 31, 2022: 53,950,001) and 100,000,000 (December 31, 2022: 100,000,000) shares of common stock, respectively.

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

During the quarter ended December 31, 2023, the Company issued 15,624 shares of common stock to be issued as consideration of the intellectual property rights granted by the President of Serious Seeds, Simon Smit (“Smit”), to the Company’s subsidiary, Canary. These were recorded at a fair value of $47, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 15 for details.
Agreement with Serious Seeds	249,984	2,814	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,641,520	$175,439

Warrants

As further explained in Note 18, the warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2023

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002	$0.008	$0.006	$0.003
Exercise price	$0.300 to $0.350	$0.250 to $0.350	$0.250 to $0.300	$0.250 to $0.300
Volatility	358% to 438%	365% to 422%	273% to 342%	244% to 305%
Risk free interest rate	4.79%	5.46%	5.40%	4.64%
Expected life (years)	0.02 to 1.93	0.02 to 1.68	0.02 to 1.68	0.02 to 1.93
Expected dividend rate	0%	0%	0%	0%

2022

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004	$0.005	$0.008	$0.009
Exercise price	$0.200 to $0.300	$0.200 to $0.300	$0.050 to $0.300	$0.023 to $0.250
Volatility	253% to 312%	214% to 279%	192% to 306%	192% to 306%
Risk free interest rate	4.73%	4.05%	2.92%	2.28%
Expected life (years)	0.02 to 1.93	0 to 1.94	0 to 1.94	0 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2023

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.004	$0.004 to $0.009	$0.003 to $0.003	$0.003 to $0.005
Exercise price	$0.350	$0.350	$0.350	$0.300
Volatility	438%	399%	342%	305%
Risk free interest rate	4.60% to 5.08%	4.78% to 5.01%	3.82% to 4.51%	4.24% to 4.89%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$158	$313	$138	$160

2022

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.004 to $0.006	$0.007 to $0.008	$0.005 to $0.010	$0.008 to $0.013
Exercise price	$0.300	$0.300	$0.300	$0.250
Volatility	279%	279%	299%	306%
Risk free interest rate	4.23% to 4.66%	2.97% to 3.50%	2.50% to 2.73%	0.88% to 1.50%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$176	$288	$306	$430

Breakdown of warrants outstanding as of December 31, 2023 and 2022 are detailed below:

			Remaining	Remaining
	Warrants	Warrants	contractual life term	contractual life term
	outstanding as at	outstanding as at	as at	as at
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023 (years)	2022 (years)
Private placements	—	43,549,993	N/A	0.11 to 0.47
Serious Seeds	400,008	400,008	0.02 to 1.93	0.02 to 1.93
CLI	10,000,000	10,000,000	1.62	2.62
Total	10,400,008	53,950,001

Movement of the warrants is detailed below:

Warrants as at December 31, 2021	350,178,339
Issued	200,004
Expired	(296,428,342)
Warrants as at December 31, 2022	53,950,001
Issued	200,004
Expired	(43,749,997)
Warrants as at December 31, 2023	10,400,008

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2021	22,095
Warrant liability for new issuance	1,221
Change in fair value	(22,827)
Warrant liability as at December 31, 2022	489
Warrant liability for new issuance	769
Change in fair value	(903)
Warrant liability as at December 31, 2023	355

19.   Contingencies and Commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,587,810 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2023, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,408,467 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2023, $10,720 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $98,881 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2023, $101,996 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

During the year ended December 31, 2023 and December 31, 2022, the pandemic and its lasting impacts did not have a material impact on the Company’s operations. As of December 31, 2023 and December 31, 2022, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic or its lasting impacts. The Company has taken, and will again, as necessary, continue to take, steps to minimize the potential impact of the pandemic and its lasting impacts, including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) entered with Serious Seeds, effective December 6, 2018, the Company would issue to Serious Seeds each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Serious Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds would be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of December 31, 2023, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

20.   Income Taxes

Income taxes

The provision for income taxes is calculated at a US corporate tax rate of approximately 21% (2022: 21%) as follows:

	2023	2022
	$	$
Expected income tax (expense) recovery from net (income) loss	67,971	949,213
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	331,532	3,099
Change in the valuation allowance	(399,503)	(952,312)
	—	—

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

Net deferred tax assets consist of the following components as of December 31:

	2023	2022
	$	$
Tax effect of NOL Carryover	5,419,579	5,020,076
Less valuation allowance	(5,419,579)	(5,020,076)
	—	—

As of December 31, 2023, the Company performed a comprehensive analysis of its tax estimates and comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carry forwards of approximately $25,807,517 (2022: $23,905,124) that may be offset against future taxable income from the year by 2042. No tax benefit has been reported as of December 31, 2023, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

21.   Subsequent Events

The Company’s management has evaluated subsequent events up to March 20, 2024, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has no subsequent event to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Directors Compensation

	Fees Earned			Non-equity	Change in
	or Paid in	Stock	Option	Incentive Plan	Pension	All Other
Name	Cash	Awards	Awards	Compensation	Value	Compensation	Total
Anthony Zarcone	$103,815 (CAD 135,000)	—	—	—	—	—	$103,815 (CAD 135,000)
Barry Alan Katzman	—	—	—	—	—	—	—
Saul Niddam	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 20, 2024, regarding the beneficial ownership of our Common Stock by (i) our named executive officer, (ii) each of our directors, and (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

				Percent of
				Common shares
		Common shares		beneficially owned
Name and Address of Beneficial Owner	Position	beneficially owned		(1)
Anthony Zarcone 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Chief Executive Officer and Director	10,259,300	(2)	1.66%
Barry Alan Katzman 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	—		*
Saul Niddam 35 Second Avenue West, Simcoe, Ontario, Canada N3Y 4L5	Director	1,666,687		*
Oakland Family Trust 20 Hempstead Drive, Hamilton, Ontario, Canada L8W 2E7		50,129,355		8.12%

Total owned by officers and directors		11,925,987		1.66%

* indicates less than 1%.

(1)	Based on 617,025,999 shares outstanding as of the date of this Report.
(2)	9,259,300 shares are held by The PJB Trust of which Anthony Zarcone is the Trustee.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Barry Katzman is not considered independent because he is chairman of the Joint Venture (JVCo)’s board where Canary holds 100% of the voting equity interest in JVCo. Saul Niddam is not considered independent because he is the sole executive officer and director of CannaKorp, the Company’s wholly-owned subsidiary. In determining whether a director is “independent” the Company follows the criteria established by NASDAQ.

Certain Relationships and Related Transactions

Effective December 20, 2019, Jerry Zarcone, the brother of Anthony Zarcone, the Chief Executive Officer (CEO) and a director of the Company, entered into a loan agreement with the Company pursuant to which Jerry Zarcone agreed to loan the Company up to $2,000,696 (CAD 2,536,380) for working capital purposes. The loan was provided in two tranches with one bearing an annual interest rate of 16% while the other bearing an annual interest rate of 43.26%. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 24, 2024. Additional detail is provided in Note 15. The full text of the loan agreement is included in this report as Exhibit 10.20, 10.21, 10.22 and 10.23.

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,192,690, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $8,014,660 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $75,610 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. The full text of the loan agreement is included in this report as Exhibit 10.26 and 10.27.

Item 14. Principal Accounting Fees and Services.

Our auditor, than, is the registered independent accounting firm.

Audit Fees

We were billed $81,350 and $39,500 for years ended December 31, 2023 and 2022 respectively for professional services rendered for the audit of our consolidated financial statements.

Audit Related Fees

There were no other audit related fees for years ended December 31, 2023 and 2022.

Tax Fees

There were no tax fees for years ended December 31, 2023 and 2022.

All Other Fees

There were no other fees for years ended December 31, 2023 and 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Consolidated Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3.1	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	08/06/21

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/07/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/07/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/07/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	05/08/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	05/08/23

10.34	Seventh Amending Agreement dated February 16, 2023 (corrected)	10-Q	10.34	08/09/23

10.35	Ninth Amending Agreement dated November 7, 2023	10-Q	10.35	11/08/23

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2024	TARGET GROUP INC.

	By:	/s/ Anthony Zarcone
Anthony Zarcone
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Anthony Zarcone	Director	March 20, 2024
Anthony Zarcone

/s/ Barry Alan Katzman	Director	March 20, 2024
Barry Alan Katzman

/s/ Saul Niddam	Director	March 20, 2024
Saul Niddam