Form 10-Q
period 2024-06-30
Target Group Inc.
filed 2024-08-08
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2024, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2024	2023
		$	$
		(unaudited)
ASSETS
Current assets
Cash		1,733,714	736,323
Restricted cash		8,402	8,696
Accounts receivable, net of allowance	Note 3	472,766	1,031,530
Inventory	Note 4	527,616	1,215,928
Prepaid asset		41,279	42,720
Other assets		—	55,268
Sales tax recoverable, net of allowance	Note 5	35,093	—
Other receivable	Note 9	3,653	3,781
Total current assets		2,822,523	3,094,246
Long term assets
Fixed assets	Note 6	4,810,856	5,430,260
Goodwill	Note 8	260,373	269,460
Operating lease right-of-use assets	Note 10	44,161	46,936
Total long term assets		5,115,390	5,746,656
Total assets		7,937,913	8,840,902

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		2,712,083	2,945,568
Deferred revenue	Note 1	41,644	43,098
Sales tax payable	Note 5	—	48,581
Payable to related parties, net	Note 9	10,316,351	11,415,557
Operating lease liability - Current portion	Note 10	134,811	127,478
Convertible promissory notes, net	Note 11	480	480
Derivative liability	Note 11	16,170	8,021
Total current liabilities		13,222,045	14,589,289

Long term liabilities
Operating lease liability - Non-current portion	Note 10	1,111,772	1,223,955
Warrant liability	Note 12	647	355
Total long term liabilities		1,112,419	1,224,310
Total liabilities		14,334,464	15,813,599

Stockholders’ deficiency
Preferred stock	Note 12	100	100
Common stock	Note 12	61,703	61,703
Shares to be issued	Note 12	175,439	175,439
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(30,633,852)	(31,107,348)
Accumulated comprehensive loss		(985,638)	(1,088,288)
Total stockholders’ deficiency		(6,396,551)	(6,972,697)
Total liabilities and stockholders’ deficiency		7,937,913	8,840,902
Contingencies and commitments	Note 14	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	six months ended	six months ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
		$	$	$	$

REVENUE		2,275,011	758,984	4,194,942	758,984
COST OF GOOD SOLD		(806,184)	(369,261)	(1,915,948)	(369,261)
Gross profit		1,468,827	389,723	2,278,994	389,723
OPERATING EXPENSES
Advisory and consultancy fee		67,971	15,883	142,514	16,106
Management services fee		90,173	77,191	187,534	155,515
Salaries and wages		—	(53,083)	—	(53,083)
Legal and professional fees		40,426	145,987	118,085	203,927
Depreciation expense		203,691	229,568	439,662	442,254
Operating lease expense	Note 10	55,138	28,400	109,610	17,310
Office and general		110,325	56,502	261,917	59,131
Travel expenses		(53)	—	7,362	—
Total operating expenses		567,671	500,448	1,266,684	841,160

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		8,189	4,301	8,441	1,326
Gain on settlement		(36,808)	(1,428,185)	(36,808)	(1,428,185)
Interest and bank charges		273,060	369,092	622,386	722,698
Exchange (income) loss		(22,314)	48,519	(71,545)	50,794
Other income	Note 7	—	(12,507)	—	(16,782)
(Recovery) Allowance of sales tax recoverable		244	—	(8,220)	—
Share of income from joint venture	Note 7	—	(68,115)	—	(24,152)
Debt issuance cost	Note 9	12,121	12,354	24,560	24,757
Total other expense (income)		234,492	(1,074,541)	538,814	(669,544)

Net income before income taxes		666,664	963,816	473,496	218,107
Income taxes		—	—	—	—
Net income		666,664	963,816	473,496	218,107

Foreign currency translation adjustment		9,423	(222,962)	102,650	(224,981)
Comprehensive income (loss)		676,087	740,854	576,146	(6,874)

Earnings per share - basic and diluted		0.0011	0.0016	0.0008	0.0004
Weighted average shares - basic and diluted		617,025,999	617,025,999	617,025,999	617,025,999

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2024

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at March 31, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,300,516)	(995,061)	(7,072,638)

Net income	—	—	—	—	—	—	—	—	666,664	—	666,664

Foreign currency translation	—	—	—	—	—	—	—	—	—	9,423	9,423

As at June 30, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(30,633,852)	(985,638)	(6,396,551)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2023

								Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	deficit	loss	Total
	#	$	#	$	#	$	receivable	$	$	$	$
As at March 31, 2023	1,000,000	100	617,025,999	61,703	1,594,648	175,245	—	24,985,697	(31,529,387)	(1,000,848)	(7,307,490)

Shares issued for consideration of the intellectual property rights [Note 12]	—	—	—	—	15,624	48	—	—	—	—	48

Net income	—	—	—	—	—	—	—	—	963,816	—	963,816

Foreign currency translation	—	—	—	—	—	—	—	—	—	(222,962)	(222,962)

As at June 30, 2023	1,000,000	100	617,025,999	61,703	1,610,272	175,293	—	24,985,697	(30,565,571)	(1,223,810)	(6,566,588)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2024

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	deficit	comprehensive	Total
		$		$		$	receivable	$	$	loss	$
As at December 31, 2023	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,107,348)	(1,088,288)	(6,972,697)

Net income	—	—	—	—	—	—	—	—	473,496	—	473,496

Foreign currency translation	—	—	—	—	—	—	—	—	—	102,650	102,650

As at June 30, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(30,633,852)	(985,638)	(6,396,551)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2023

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	deficit	comprehensive	Total
		$		$		$	receivable	$	$	loss	$
As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

Shares issued as consideration for consideration of the intellectual property rights	—	—	—	—	31,248	111	—	—	—	—	111

Net income	—	—	—	—	—	—	—	—	218,107	—	218,107

Foreign currency translation	—	—	—	—	—	—	—	—	—	(224,981)	(224,981)

As at June 30, 2023	1,000,000	100	617,025,999	61,703	1,610,272	175,293	—	24,985,697	(30,565,571)	(1,223,810)	(6,566,588)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2024	June 30, 2023
	$	$
OPERATING ACTIVITIES

Net income for the period	473,496	218,107

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	8,441	1,326
Gain on settlement	(36,808)	(1,428,185)
Shares and warrants issued/to be issued for services	—	186
Allowance (recovery) of sales tax recoverable	(8,220)	—
Depreciation expense	439,662	442,254
Operating lease expense	102,346	119,562
Investment (income) loss from joint venture	—	(24,152)
Debt issuance cost	24,560	24,757

Changes in operating assets and liabilities:
Change in accounts receivable - net of allowance	528,025	—
Change in other assets	53,810	—
Change in inventory	652,221	—
Change in sales tax recoverable	(74,438)	(36,448)
Change in accounts payable and accrued liabilities	(246,704)	1,320,076
Change in operating lease liability, net	(160,868)	(160,553)
Net cash provided from operating activities	1,755,523	476,930

INVESTING ACTIVITIES
Amounts invested on fixed assets	(22,949)	5,821
Net proceeds from joint venture	—	(340,791)
Recoverable expense	36,808	—
Net cash provided (used) by investing activities	13,859	(334,970)

FINANCING ACTIVITIES
Proceeds from loans from related parties	—	667,846
Settlement of related party loan	(736,150)	—
Net cash (used) provided by financing activities	(736,150)	667,846

Net change in cash and restricted cash during the period	1,033,232	809,806
Effect of foreign currency translation	(36,135)	14,380
Cash and restricted cash, beginning of period	745,019	232,333
Cash and restricted cash, end of period	1,742,116	1,056,519

Shares issued on conversion of debt	—	—
Shares issued as consideration for services	48	114

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	941,062	—
Cash paid for taxes	—	—

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

Target Group is a diversified, vertically integrated, progressive cannabis company with a focus nationally and internationally . The Company wholly owns and operates Canary Rx Inc, a Canadian licensed cannabis producer (“Canary”), regulated under The Cannabis Act (Bill C-45). Canary, operates a 44,000 square foot facility located in Norfolk County, Ontario. The Company has an ongoing strategic partnership with Dutch breeder, Serious Seeds B.V. (“Serious Seeds”), to cultivate exclusive, world-class proprietary genetics. The Company has structured multiple international production and distribution platforms and continues to expand its global footprint, focused on building an iconic brand portfolio with cutting-edge intellectual property in both the medical and recreational cannabis markets. Target Group is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall patient and consumer experience.

The Company’s core business is producing, manufacturing, distributing, and selling of cannabis products. As of the current year to date period end, Canary has produced and sold cannabis products of $4,194,942 (Period ended June 30, 2023: $758,984).

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

During the term of the Joint Venture, the Company accounted for the transactions using the equity method under ASC 323 Investments — Equity Method and Joint Ventures. As a consequence of the Settlement Agreement, as the JVCo becoming a wholly owned subsidiary of the company as of April 27, 2023, the Company now uses the acquisition method of accounting (using a step acquisition method) under ASC 805 Business Combination.

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

Pursuant to the Debt Agreement, CLI purchased from the Company for the sum of $2,118,740 (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,744,360 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note (“Note”), subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2024, $3,653 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Debt Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Debt Agreement (“Term”). The Canary Debt was to be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $825,578 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,534,260 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,352,532 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,250,248 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Debt Agreement was amended (“Amendment”) to provide that CLI would purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $73,060 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava, Canary and CannaKorp, respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target Group’s common stock to CLI as consideration for the Debt Agreement (“CLI Warrants”). Refer to Note 8 for additional details on the CLI Warrants. The combined impact of both

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

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

As at June 30, 2024, there was no outstanding balance, the balance was paid in full and the claim was closed during the quarter ended March 31, 2022.

Going Concern

In recent years the Company has earned significant revenue. The Company had a working capital deficit of $10,399,522 and an accumulated deficit of $30,633,852 as of June 30, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash

The Company places its cash with high-quality banking institutions. The Company have cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit as of June 30, 2024 and June 30, 2023.

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2024 and 2023.

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

The Company generated revenue of $4,194,942 during the six months ended June 30, 2024 whereas $758,984 in June 30, 2023.

The Company revenue was concentrated to thirteen customers (June 30, 2023: eight customers). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized.

Though its investment in JVCo and represented on the line item “Share of income from joint venture” on the unaudited condensed consolidated interim statement of operations, Canary generated revenue of $nil during the six months ended June 30, 2024 (six months ended June 30, 2023: $791,285). Revenue generated through JVCo lasted till April 27, 2023. Refer to Note 7 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the six months ended June 30, 2024, and 2023.

3.     Accounts Receivables

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of June 30, 2024, the companys allowance for doubtful accounts was $53,058.

4.     Inventory

As of June 30, 2024, the inventory in the amount of $527,616 (2023: $1,215,928) consists of work-in-progress and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement. Refer to Note 7 for additional detail.

As at
Product	June 30, 2024
$
Finished goods	271,386
WIP (Flowers and plants)	256,230
527,616

5.     Sales Tax Recoverable and Payable

As of June 30, 2024, the Company had $43,251 of gross sales tax recoverable compared to December 31, 2023 there was $nil, while the Company had $nil of gross sales tax payable as of June 30, 2024.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted through the Joint Venture.

The Company has recorded $8,158 (December 31, 2023: $nil) of allowance as of June 30, 2024.

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

Canary has recorded a depreciation expense of $416,706 during the six months ended June 30, 2024 (June 30, 2023: $426,631) while CannaKorp has recorded a depreciation expense of $84 during the six months ended June 30, 2024 (June 30, 2023: $252). JVCo recorded depreciation of $22,872 during the six months ended June 30, 2024 (June 30, 2023: $ 15,371 ).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,404,987	769,550	48,447	6,671,215	8,894,199
Accumulated depreciation	(657,295)	(757,233)	(43,617)	(2,625,198)	(4,083,343)
	747,692	12,317	4,830	4,046,017	4,810,856

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

During the period ended June 30, 2024, the Joint Venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,564,780 (CAD 2,125,482) of which $1,010,963 (CAD 1,373,218) were reduced from investment in Joint Venture as these represented recovery of investment and $553,817 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support Joint Venture operations.

As per the Joint Venture, Canary provided the JVCo with a Hard Cost Loan with the maximum amount of $876,720 (CAD 1,200,000). This loan bore an interest rate of 7% per annum, matured in 12 months from the effective date, and was secured against the personal property of the JVCo and Thrive had guaranteed one-half (1/2) of the outstanding balance of the loan. As of April 27, 2023, the loan advanced amounts to $244,751 (CAD 335,000) and interest income charged for the six months ended in the amount of $8,561 (CAD 11,629) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $50,272 (CAD 68,809) was included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned above and further discussed below, JVCo become a subsidiary of the company as result the above loan and interest receivable were eliminated upon consolidation.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company recorded JVCo’s results through April 27, 2023 using the equity method and below is the table which summarizes the activity of the period (through April 27, 2023):

Period ended	January 1 to April 27, 2023
	CAD	USD
Sales	1,068,799	791,285
Cost of goods sold	620,344	459,271
Gross profit	448,455	332,014
Operation expenses	383,358	283,819
Net income	65,097	48,195

Eligible recoverable expenses	1,437,054	1,060,833
Recoverable amount	1,437,054	1,060,833
Income on equity	32,549	24,098

Termination of joint venture agreement during quarter ended June 30, 2023

On April 27, 2023, Canary and Thrive Cannabis entered into the “Settlement Agreement explained in Note 1 and Note 7”.

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

During the quarter ended, June 30, 2024, all of the Visava Warrants expired, none were exercised.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.     Related Party Transactions and Balances

During the six months ended June 30, 2024, the Company expensed $187,534 (June 30, 2023: $155,515) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of June 30, 2024 of $10,316,351 (December 31, 2023: $11,415,557) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of June 30, 2024, $3,653 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the six months ended in the amount of $98,045 (CAD $133,177) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $794,255 (CAD 1,087,128) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2024	$2,387,314
2025	5,227,385
Total	7,614,699
Current portion	(7,614,699)
Non-current portion	$—

During the period ended June 30, 2024, the Company could not make repayments of certain debt owed to a related party in accordance with the agreed repayment schedule, and is therefore in breach of the loan agreement as at period end.

Consequently, the Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements with the lender to revise the terms of the loans.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 8 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at June 30, 2024, the balance is $55,014 of which $49,022 is current while $5,992 is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on June 30, 2024 and therefore is presented as current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $657,540 (CAD 900,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	762,449	1,043,593	762,449
Tranche 2	43.26%	1,592,787	1,163,690	1,592,787	1,163,690
Tranche 3	43.26%	150,000	109,590	150,000	109,590
Tranche 4	43.26%	—	—	—	—
Tranche 5	43.26%	100,000	73,060	—	—
Total		2,886,380	2,108,789	2,786,380	2,035,729

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Interest expense charged for the six months ended June 30, 2024 in the amount of $417,458 (CAD $567,044) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $414,283 (CAD 567,045) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The Seventh Amending Agreement, dated February 16, 2023 (“Seventh Amendment”), previously filed as Exhibit 10.34, memorializes Tranche 4 of the subject shareholder loan, and is the subject of Form 8-K Report and subsequent Form 8-K/A Reports, dated February 22, March 13, and August 4, 2023, respectively. The amount of the Advance in the Seventh Amendment was incorrectly reported on February 22 and March 13, 2023, and Exhibit 10.32 was also inaccurate with respect to the amount of the Advance. The amount of the Advance is CDN$500,000.00 as reported on Form 8-K/A, dated August 4, 2023, and as reflected at Exhibit 10.34, and further, the amount of the Lender’s Fee was CDN$50,000.

Effective March 28 2023, the Company and Lender entered into a Eighth Amending Agreement pursuant to which the Lender advanced the Company an additional CDN$500,000.00 (“Advance”) under the Original Loan. The entire principal amount and accrued interest of the Advance is due and payable no later than September 28, 2023. The Original Loan and the Advance carry interest at the rate of 3.0416% per month (43.26% per annum). The Advance is subject to a Lender’s fee of CDN$50,000.00 which was deducted from the Advance. The remaining terms and conditions of the Original Loan remain in full force and effect.

Effective November 7, 2023, the Company and Lender entered into a Ninth Amending Agreement extending the maturity date of the Original Loan to June 30, 2024, or such earlier date as demanded by Lender. The remaining terms and conditions of the Original Loan, as amended, remain in full force and effect.

Outstanding management service fee

The balance owing to key officers of the Company is $655,937 (December 31, 2023: $689,360).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of June 30, 2024 and December 31, 2023, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the period ended June 30, 2024, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the six months ended June 30, 2024, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of June 30, 2024 is $24,767 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of June 30, 2024 is $nil

10.    Operating Lease Right-Of-Use Assets and Lease Liability

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating leases. Upon adoption of ASC 842, the Company recognized $1,649,850 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,526,896 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s second-tier subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce craft cannabis at scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $25,571 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $722,047 (CAD $988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2024	$159,656
2025	322,505
2026	325,730
2027	328,987
Thereafter	780,861
Total lease payments	1,917,739
Less imputed interest	(671,156)
Present value of lease liabilities	1,246,583
Current portion	(134,811)
Non-current portion	$1,111,772

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	$	$	$	$
Gross operating lease expense	102,346	—	102,346	119,562
Gross rent and utilities expenses	(47,208)	28,400	7,264	(35,207)
Recoverable expenses from JVCo related to rent and utilities	—	—	—	(67,045)
	55,138	28,400	109,610	17,310

As explained in Note 7, the agreement with JVCo is terminated so there is no recoverable expenses from JVCo related to rent and utilities.

11.     Convertible Promissory Notes

Interest amounting to $10 was accrued for the six months ended June 30, 2024 (June 30, 2023: $9).

Principal amount outstanding as of June 30, 2024 and December 31, 2023 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the six months ended June 30, 2024, there were no conversion of principal balance of convertible promissory notes (June 30, 2023: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	June 30,
	2023	period	Issuances	adjustment	2024
	$	$	$	$	$
Note D	841	—	—	781	1,622
Note F	5,268	—	—	5,404	10,672
Note G	1,912	—	—	1,964	3,876
	8,021	—	—	8,149	16,170

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of June 30, 2024:

●	Projected annual volatility of 199% to 399%;
●	Risk free interest rate of 5.00%;
●	Stock price of $0.003;
●	Liquidity term of 0.25 to 0.50 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0011 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of June 30, 2024 and December 31, 2023

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at June 30, 2024 and December 31, 2023

As of June 30, 2024, convertible notes, warrants and preferred stock outstanding could be converted into 30,100,854 (December 31, 2023: 31,857,771), 10,450,009 (December 31, 2023: 10,400,008) and 100,000,000 (December 31, 2023: 100,000,000) shares of common stock, respectively.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2024

During the quarter ended March 31, 2024, the Company issued nil shares of common stock to be issued as consideration of the intellectual property rights granted by Smit to the Company’s subsidiary, Canary. These were recorded at a fair value of $nil, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid - in capital once the shares are issued.

During the quarter ended June 30, 2024, the Company issued nil shares of common stock to be issued as consideration of the intellectual property rights granted by the President of Serious Seeds, Smit, to the Company’s subsidiary, Canary. These were recorded at a fair value of $nil, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2024

	As at	As at
	June 30, 2024	March 31, 2024
Forfeiture rate	0%	0%
Stock price	$0.003	$0.003
Exercise price	$0.300 to $0.350	$0.300 to $0.350
Volatility	358% to 438%	358% to 438%
Risk free interest rate	5.09%	5.03%
Expected life (years)	0.02 to 1.93	0.00 to 1.93
Expected dividend rate	0%	0%

2023

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002	$0.008	$0.006	$0.003
Exercise price	$0.300 to $0.350	$0.250 to $0.350	$0.250 to $0.300	$0.250 to $0.300
Volatility	358% to 438%	365% to 422%	273% to 342%	244% to 305%
Risk free interest rate	4.79%	5.46%	5.40%	4.64%
Expected life (years)	0.02 to 1.93	0.02 to 1.68	0.02 to 1.68	0.02 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2024

	During quarter	During quarter
	ended	ended
	June 30, 2024	March 31, 2024
Forfeiture rate	0%	0%
Stock price	$0.003 to $0.005	$0.002 to $0.003
Exercise price	$0.350	$0.350
Volatility	461%	433%
Risk free interest rate	4.72% to 4.81%	4.39% to 4.55%
Expected life (years)	2	2
Expected dividend rate	0%	0%
Fair value of warrants	$173	$134

2023

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.004	$0.004 to $0.009	$0.003 to $0.003	$0.003 to $0.005

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Exercise price	$0.350	$0.350	$0.350	$0.300
Volatility	438%	399%	342%	305%
Risk free interest rate	4.60% to 5.08%	4.78% to 5.01%	3.82% to 4.51%	4.24% to 4.89%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$158	$313	$138	$160

Breakdown of warrants outstanding as of June 30, 2024 and December 31, 2023 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	June 30,	December 31,
	June 30,	December 31,	2024	2023
	2024	2023	(years)	(years)
Serious Seeds	450,009	400,008	0.01 to 2.18	0.02 to 1.93
CLI	10,000,000	10,000,000	1.37	1.62
Total	10,450,009	10,400,008

During the six months ended June 30, 2024, none of the warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2023	354
Warrant liability for new issuance	307
Change in fair value	(14)
Warrant liability as at June 30, 2024	647

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

14.    Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,534,260 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2024, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,360,965 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2024, $10,735 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the year ended December 31, 2020, a claim for damages of $96,514 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2024, $100,932 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

During the period and year ended June 30, 2024 and December 31, 2023, respectively, the pandemic and its lasting impacts did not have a material impact on the Company’s operations. As of June 30, 2024 and December 31, 2023, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic or its lasting impacts. The Company has taken, and will again, as necessary, continue to take, steps to minimize the potential impact of the pandemic and its lasting impacts, including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

It is not possible to predict the lasting impacts that COVID-19, or any future epidemic or pandemic, will have on the Company’s business, balance sheet and operating results in the future. In addition, it is possible that estimates in the Company’s Financial statements will change in the near term as a result of the lasting impacts of COVID-19, or any future epidemic or pandemic, and the effect of any such changes could be material, which could result in, among other things, impairment of long-lived assets including goodwill. The Company is closely monitoring the lasting impacts of the pandemic, or any future epidemic or pandemic, on all aspects of its business.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) entered with Serious Seeds, effective December 6, 2018, the Company would issue to Serious Seeds each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Serious Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds would be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of June 30, 2024, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

15.    Subsequent Events

The Company’s management has evaluated subsequent events up to August 8, 2024, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has none of the subsequent events to report.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the six months ended June 30, 2024 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	Our ability to attract and retain management;
●	Our ability to enter into long-term supply agreements for the mineralized material;
●	General economic conditions; and
●	Other factors are discussed in Risk Factors herein, or on the Company’s Annual Report on Form 10-K

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

During the second quarter of 2024, the lasting impacts of (COVID-19) continued to have an impact on the Canadian and global economy and customer purchasing behavior. However, these factors have not impacted the Company’s operations, or financial results for the quarter.

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

Agreements

Serious Seeds

As explained and referenced in Note 1 and Note 14, effective December 6, 2018, the Company and Canary entered into a Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) with Serious Seeds, incorporated in the Netherlands, and Simon Smit, President of Serious Seeds. Under the Serious Agreement, Canary was appointed the exclusive distributor in Canada and all other legal markets globally of Serious’ proprietary cannabis seed strains and Serious’ cannabis cuttings, dried flowers, extracts and seeds. In addition, under the Serious Agreement, Canary and Serious will develop certain “Collaborative Products” defined as cannabis seed strains created collaboratively using Serious’ intellectual property. During the term of the Serious Agreement, Canary owns all of the intellectual property related to the Collaborative Products.

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

The initial term of the Serious Agreement five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company would issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Serious Agreement. In addition, on the thirteenth (13) month following the effective date of the Serious Agreement of the initial term, the Company would issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Serious Agreement and continuing through the sixtieth (60) month of the initial term, the Company would issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of June 30, 2024, none of the above shares have been issued.

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

Joint Venture Agreement

Historical information

Effective May 14, 2020, Canary entered into a Joint Venture explained in Note 1 and Note 7.

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $876,720 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. After April 27, 2023, as mentioned below, JVCo became a subsidiary of the company as result the loan and interest receiveable were eliminated upon consolidation.

The JVCo reimbursed Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the period:

Period ended	January 1 to April 27, 2023
	CAD	USD
Sales	1,068,799	791,285
Cost of goods sold	620,344	459,271
Gross profit	448,455	332,014
Operation expenses	383,358	283,819
Net income	65,097	48,195

Eligible recoverable expenses	1,437,054	1,060,833
Recoverable amount	1,437,054	1,060,833
Income on equity	32,549	24,098

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

CL Investors Debt Purchase and Assignment Agreement

On June 15, 2020, the Company and its subsidiaries entered into the Debt Agreement with CLI explained in Note 1 and Note 9. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.

As of June 30, 2024, $3,653 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

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

Employees

As of June 30, 2024, the Company had 40 employees which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As of June 30, 2024 and December 31, 2023

Cash and Restricted Cash

On June 30, 2024, the Company had cash of $1,733,714 (excluding restricted cash of $8,402) compared to $736,323 (excluding restricted cash of $8,696) as of December 31, 2023. The increase is because the company revenue generating activity now included the newly acquired JVCo.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollars into United States Dollar.

Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of June 30, 2024, the companys allowance for doubtful accounts was $53,058 compared to $53,813 at December 31, 2023.

Inventory

As of June 30, 2024, the inventory in the amount of $527,616 (2023: $1,215,928) consists of WIP and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement. Refer to Note 7 for additional details.

As at
Product	June 30, 2024
$
Finished goods	271,386
WIP (Flowers and plants)	256,230
527,616

Prepaid asset

On June 30, 2024, the Company had prepaid expenses of $41,279 compared to $42,720 as of December 31, 2023. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On June 30, 2024 the gross sales tax recoverable is $43,251 compared to December 31, 2023 $nil while the gross sales tax payable as of June 30, 2024 is $nil compared to $48,581 as at December 31, 2023.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on June 30, 2024 is $8,158 (December 31, 2023: $nil).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,712,083 as of June 30, 2024, primarily represents consulting and construction services related to capital work in progress amounting to $100,932, interest on promissory notes and loans amounting to $1,406,238, and outstanding, accrued professional fees amounting to $888,150.

Accounts payable amounting to $2,945,568 as of December 31, 2023, primarily represents consulting and construction services related to fixed asset additions amounting to $126,059, interest on promissory notes and loans amounting to $1,628,007, outstanding and accrued professional fees amounting to $945,615.

Payable to related parties

As of June 30, 2024, the Company had $10,316,351 payable to related parties as compared to $11,415,557 as of December 31, 2023. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 9 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $10 was accrued for the six months ended June 30, 2024 (June 30, 2023: $9).

The principal amount outstanding as of June 30, 2024 and December 31, 2023 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended June 30, 2024 and 2023:

Revenue

The Company generated revenue of $2,275,011 during the quarter ended in 2024 while $758,984 in the comparable period of 2023. However, Canary generated revenues of $nil (through its investment in JVCo) during the quarter ended June 30, 2024 (quarter ended June 30, 2023: $590,387 ) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The Company revenue represents the sale of cannabis product and the revenue was concentrated to eight customers.

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

Expenses primarily represented consulting fees of $67,971 (2023: $15,883), management fees of $90,173 (2023: $77,191), legal and professional charges of $40,426 (2023: $145,987) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $203,691 (2023: $ $229,568) and office and general expenses of $110,325 (2023: $56,502).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which increased in magnitude because none of the warrants expired during the current period ended; (2) decrease in the principal balance led to decreased interest expense; and (3) and significant increase in exchange income during the quarter due to favorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $8,189 (2023: positive $4,301), interest and bank charges amounting to $273,060 (2023: $369,092), exchange gain of $22,314 (2023: loss of $48,519 ) other income of $nil (2023: $12,507), and debt issuance cost of $12,121 (2023: $12,354).

Statement of Operations – For the six months ended June 30, 2024 and 2023:

Revenue

The Company generated revenue of $4,194,942 during the quarter ended in 2023 while $758,984 in the comparable period of 2023. However, Canary generated revenues of $nil (though its investment in JVCo) during the six months ended June 30, 2024 (six months ended June 30, 2023: $791,285) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to thirteen customers (2023: eight).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The increase in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to significant increase in consulting fee, operating lease expense and office and general expense in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control  expenses.

Expenses primarily represented consulting fees of $142,514 (2023: $16,106), management fees of $187,534 (2023: $155,515), legal and professional charges of $118,085 (2023: $203,927) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $439,662 (2023: $442,254) and office and general amounting to $261,917 (2023: $59,131).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which increased in magnitude because none of the warrants expired during the current period ended; (2) decrease in the principal balance led to decreased interest expense; and (3) and significant increase in exchange income during the quarter due to favorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $8,441 (2023: positive $1,326), interest and bank charges amounting to $622,386 (2023: $722,698), exchange gain $71,545 (2023: loss of $50,794), and debt issuance cost of $24,560 (2023: $24,757).

Liquidity and Capital Resources

As of June 30, 2024, the Company had a working capital deficit of $10,399,522 (December 31, 2023: $11,495,043). The Company is actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the six months ended June 30, 2024 and 2023:

Operating activities

Operating activities provided cash of $1,755,523 compared to cash provided of $476,930 for the corresponding period of the prior year. This is primarily due to the change in accounts receivable and inventory.

Investing activities

Investing activities provided cash of $13,859 for the six months ended June 30, 2024 compared to $334,970 cash used in the corresponding period of the prior year. This is due to amount invested in fixed assets and the recoverable expense during the period.

Financing activities

Financing activities used cash of $736,150 for the six months ended June 30, 2024 compared to cash provided of $ 667,846 during the six months of 2023 this was due to the payment made towards the principal of related party loan. During the period, no cash was received from any related party.

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

Subsequent Events

The Company’s management has evaluated subsequent events up to August 8, 2024, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has no subsequent events to report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary filed a lawsuit against the Company amounting to approximately $1,534,260 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

A claim for damages of $1,360,965 (CAD $1,862,805) was filed against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management was of the view that no material losses would arise in respect of the legal claim at the date of prior reports. The matter was settled for a nominal amount by and among the parties, including a full and final release of all employment related claims and counterclaims, effective on or about May 2024, and pursuant to the settlement terms the parties subsequently filed a dismissal of all subject claims.

During the year ended December 31, 2020, a claim for damages of $95,546 (CAD $130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

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

TARGET GROUP INC.

Dated: August 8, 2024	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: August 8, 2024	By:	/s/ Barry Alan Katzman
Director

Dated: August 8, 2024	By:	/s/ Saul Niddam
Director