Form 10-Q
period 2024-09-30
Target Group Inc.
filed 2024-11-07
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,627,695 as of June 30, 2024.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 7, 2024, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2024	2023
		$	$
		(unaudited)
ASSETS
Current assets
Cash		1,284,480	736,323
Restricted cash		8,520	8,696
Accounts receivable, net of allowance	Note 3	46,229	1,031,530
Inventory	Note 4	1,010,292	1,215,928
Prepaid asset		41,855	42,720
Convertible note receivable	Note 5	103,712	—
Interest receivable	Note 5	8,864	—
Other assets		—	55,268
Sales tax recoverable, net of allowance	Note 6	84,205	—
Other receivable	Note 10	3,704	3,781
Total current assets		2,591,861	3,094,246
Long term assets
Fixed assets	Note 7	4,686,306	5,430,260
Goodwill	Note 9	264,008	269,460
Operating lease right-of-use assets	Note 11	42,858	46,936
Total long term assets		4,993,172	5,746,656
Total assets		7,585,033	8,840,902

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		2,836,129	2,945,568
Deferred revenue	Note 1	42,226	43,098
Sales tax payable	Note 6	—	48,581
Payable to related parties, net	Note 10	10,461,829	11,415,557
Operating lease liability - Current portion	Note 11	142,943	127,478
Convertible promissory notes, net	Note 12	480	480
Derivative liability	Note 12	7,974	8,021
Total current liabilities		13,492,087	14,589,289

Long term liabilities
Operating lease liability - Non-current portion	Note 11	1,089,193	1,223,955
Warrant liability	Note 13	414	355
Total long term liabilities		1,089,607	1,224,310
Total liabilities		14,581,694	15,813,599

Stockholders’ deficiency
Preferred stock	Note 13	100	100
Common stock	Note 13	61,703	61,703
Shares to be issued	Note 13	175,439	175,439
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(31,162,802)	(31,107,348)
Accumulated comprehensive loss		(1,056,798)	(1,088,288)
Total stockholders’ deficiency		(6,996,661)	(6,972,697)
Total liabilities and stockholders’ deficiency		7,585,033	8,840,902
Contingencies and commitments	Note 15	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	nine months ended	nine months ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		$	$	$	$

REVENUE		541,113	1,046,227	4,736,055	1,805,211
COST OF GOOD SOLD		(173,006)	(454,241)	(2,088,954)	(823,502)
Gross profit		368,107	591,986	2,647,101	981,709
OPERATING EXPENSES
Advisory and consultancy fee		40,730	31,779	183,244	47,885
Management services fee		75,831	78,352	263,365	233,867
Salaries and wages		—	—	—	(53,083)
Legal and professional fees		32,067	27,799	150,152	231,726
Depreciation expense		206,628	237,789	646,290	680,043
Operating lease expense	Note 11	56,286	119,729	165,896	137,039
Office and general		194,356	153,041	456,273	212,172
Travel expenses		(10)	—	7,352
Total operating expenses		605,888	648,489	1,872,572	1,489,649

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		(8,427)	8,988	14	10,314
Gain on settlement		50	—	(36,758)	(1,428,185)
Interest and bank charges		268,186	337,675	890,572	1,060,373
Exchange (income) loss		31,194	(50,995)	(40,351)	(201)
Interest income		(8,796)	—	(8,796)	—
Other income	Note 8	—	—	—	(16,782)
(Recovery) Allowance of sales tax recoverable		(3,338)	(7,868)	(11,558)	(7,868)
Share of income from joint venture	Note 8	—	—	—	(24,152)
Debt issuance cost	Note 10	12,300	12,509	36,860	37,266
Total other expense (income)		291,169	300,309	829,983	(369,235)

Net loss before income taxes		(528,950)	(356,812)	(55,454)	(138,705)
Income taxes		—	—	—	—
Net loss		(528,950)	(356,812)	(55,454)	(138,705)

Foreign currency translation adjustment		(71,160)	67,911	31,490	(157,070)
Comprehensive loss		(600,110)	(288,901)	(23,964)	(295,775)

Earnings per share – basic and diluted		(0.0009)	(0.0006)	(0.0001)	(0.0002)
Weighted average shares – basic and diluted		617,025,999	617,025,999	617,025,999	617,025,999

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at June 30, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(30,633,852)	(985,638)	(6,396,551)

Net loss	—	—	—	—	—	—	—	—	(528,950)	—	(528,950)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(71,160)	(71,160)

As at September 30, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,162,802)	(1,056,798)	(6,996,661)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

								Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	deficit	loss	Total
	#	$	#	$	#	$	receivable	$	$	$	$
As at June 30, 2023	1,000,000	100	617,025,999	61,703	1,610,272	175,293	—	24,985,697	(30,565,571)	(1,223,810)	(6,566,588)

Shares issued for consideration of the intellectual property rights [Note 12]	—	—	—	—	15,624	99	—	—	—	—	99

Net loss	—	—	—	—	—	—	—	—	(356,812)	—	(356,812)

Foreign currency translation	—	—	—	—	—	—	—	—	—	67,911	67,911

As at September 30, 2023	1,000,000	100	617,025,999	61,703	1,625,896	175,392	—	24,985,697	(30,922,383)	(1,155,899)	(6,855,390)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	deficit	comprehensive	Total
		$		$		$	receivable	$	$	loss	$
As at December 31, 2023	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,107,348)	(1,088,288)	(6,972,697)

Net loss	—	—	—	—	—	—	—	—	(55,454)	—	(55,454)

Foreign currency translation	—	—	—	—	—	—	—	—	—	31,490	31,490

As at September 30, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,162,802)	(1,056,798)	(6,996,661)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	deficit	comprehensive	Total
		$		$		$	receivable	$	$	loss	$
As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

Shares issued as consideration for consideration of the intellectual property rights	—	—	—	—	46,872	210	—	—	—	—	210

Net loss	—	—	—	—	—	—	—	—	(138,705)	—	(138,705)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(157,070)	(157,070)

As at September 30, 2023	1,000,000	100	617,025,999	61,703	1,625,896	175,392	—	24,985,697	(30,922,383)	(1,155,899)	(6,855,390)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	nine months ended	nine months ended
	September 30, 2024	September 30, 2023
	$	$
OPERATING ACTIVITIES

Net loss for the period	(55,454)	(138,705)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	14	10,314
Gain on settlement	(36,758)	(1,428,185)
Shares and warrants issued/to be issued for services	—	821
Allowance (recovery) of sales tax recoverable	(11,558)	(7,868)
Depreciation expense	646,290	680,043
Operating lease expense	152,833	178,134
Investment (income) loss from joint venture	—	(24,152)
Debt issuance cost	36,860	37,266

Changes in operating assets and liabilities:
Change in accounts receivable - net of allowance	957,136	(126,802)
Change in other assets	53,738	—
Change in inventory	179,655	(116,135)
Change in sales tax recoverable	(119,242)	(93,043)
Change in accounts payable and accrued liabilities	(127,491)	390,256
Change in operating lease liability, net	(240,980)	(241,224)
Changes in interest receivable	(8,796)	—
Net cash provided (used) from operating activities	1,426,247	(879,280)

INVESTING ACTIVITIES
Amounts invested on fixed assets	(62,719)	(5,363)
Net proceeds from joint venture	—	440,361
Advancement on convertible note	(102,923)	—
Recoverable expense	36,758	—
Net cash (used) provided by investing activities	(128,884)	434,998

FINANCING ACTIVITIES
Proceeds from loans from related parties	—	668,940
Settlement of related party loan	(735,167)	—
Net cash (used) provided by financing activities	(735,167)	668,940

Net change in cash and restricted cash during the period	562,196	224,658
Effect of foreign currency translation	(14,215)	(3,069)
Cash and restricted cash, beginning of period	745,019	232,333
Cash and restricted cash, end of period	1,293,000	453,922

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as consideration for services	—	120

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	939,805	874,518
Cash paid for taxes	—	—

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

The Company’s core business is producing, manufacturing, distributing, and selling of cannabis products. As of the current year to date period end, Canary has produced and sold cannabis products of $4,736,055 (Period ended September 30, 2023: $1,805,211).

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

Pursuant to the Debt Agreement, CLI purchased from the Company for the sum of $2,148,320 (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,852,480 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note (“Note”), subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of September 30, 2024, $3,704 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Debt Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Debt Agreement (“Term”). The Canary Debt was to be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $837,104 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,555,680 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,385,376 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,281,664 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Debt Agreement was amended (“Amendment”) to provide that CLI would purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $74,080 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava, Canary and CannaKorp, respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target Group’s common stock to CLI as consideration for the Debt Agreement (“CLI Warrants”). Refer to Note 8 for additional details on the CLI Warrants. The combined impact of both

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

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

As at September 30, 2024, there was no outstanding balance, the balance was paid in full and the claim was closed during the quarter ended March 31, 2022.

Going Concern

During the nine months ended September 30, 2024, the company has generated revenue but has also incurred operating losses for the nine months ended September 30, 2024. The Company had a working capital deficit of $10,900,226 and an accumulated deficit of $31,162,802 as of September 30, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash

The Company places its cash with high-quality banking institutions. The Company have cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit as of September 30, 2024 and December 31, 2023.

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2024 and December 31, 2023.

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

The estimated fair value of cash and accounts payable and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes and warrant liabilities are valued Level 3. Refer to Note 7 and 8 for further details.

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

The Company generated revenue of $4,736,055 during the nine months ended September 30, 2024 whereas $1,805,211 in September 30, 2023.

The Company revenue was concentrated to thirteen customers (September 30, 2023: eight customers). The revenue represents the sale of cannabis products. During the period the revenue has significantly fallen due to the delays in shipments to israel because of the ongoing situation in the region, Other than this since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized.

Though its investment in JVCo and represented on the line item “Share of income from joint venture” on the unaudited condensed consolidated interim statement of operations, Canary generated revenue of $nil during the nine months ended September 30, 2024 (nine months ended September 30, 2023: $791,285). Revenue generated through JVCo lasted till April 27, 2023. Refer to Note 8 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the nine months ended September 30, 2024, and 2023.

3.     Accounts Receivables

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of September 30, 2024, the company’s allowance for doubtful accounts was $53,798.

4.     Inventory

As of September 30, 2024, the inventory in the amount of $1,010,292 (2023: $1,892,739) consists of work-in-progress and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement. Refer to Note 8 for additional detail.

As at
Product	September 30, 2024
$
Finished goods	540,053
WIP (Flowers and plants)	470,239
1,010,292

5.     Convertible Note Receivable

On August 9, 2024, the Company signed an agreement with Alma Cannabis PTY LTD for a loan receivable amount of up to $103,712. The loan bears interest at 59.99% per annum and has a six month term. During the three months ended September 30, 2024, the Company issued $103,712 in loan receivable to Alma Cannabis PTY LTD. As of September 30, 2024, the loan receivable was $103,712. As of September 30, 2024, the loan interest receivable was $8,864.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.     Sales Tax Recoverable and Payable

As of September 30, 2024, the Company had $95,851 of gross sales tax recoverable compared to December 31, 2023 there was $nil, while the Company had $nil of gross sales tax payable as of September 30, 2024.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted through the Joint Venture.

The Company has recorded $11,646 (December 31, 2023: $nil) of allowance as of September 30, 2024.

7.     Fixed Assets

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

Canary has recorded a depreciation expense of $623,337 during the nine months ended September 30, 2024 (September 30, 2023: $641,183) while CannaKorp has recorded a depreciation expense of $111 during the nine months ended September 30, 2024 (September 30, 2023: $371). JVCo recorded depreciation of $22,842 during the nine months ended September 30, 2024 (September 30, 2023: $ 38,489).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,426,648	770,293	51,894	6,798,968	9,047,803
Accumulated depreciation	(714,737)	(760,502)	(44,257)	(2,842,001)	(4,361,497)
	711,911	9,791	7,637	3,956,967	4,686,306

8.     Joint Venture

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

During the period ended September 30, 2024, the Joint Venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,562,584 (CAD 2,125,482) of which $1,009,544 (CAD 1,373,218) were reduced from investment in Joint Venture as these represented recovery of investment and $553,039 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support Joint Venture operations.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As per the Joint Venture, Canary provided the JVCo with a Hard Cost Loan with the maximum amount of $888,960 (CAD 1,200,000). This loan bore an interest rate of 7% per annum, matured in 12 months from the effective date, and was secured against the personal property of the JVCo and Thrive had guaranteed one-half (1/2) of the outstanding balance of the loan. As of April 27, 2023, the loan advanced amounts to $248,168 (CAD 335,000) and interest income charged for the nine months ended in the amount of $8,549 (CAD 11,629) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $50,974 (CAD 68,809) was included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned above and further discussed below, JVCo become a subsidiary of the company as result the above loan and interest receivable were eliminated upon consolidation.

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

Termination of joint venture agreement during quarter ended June 30, 2023

On April 27, 2023, Canary and Thrive Cannabis entered into the “Settlement Agreement explained in Note 1 and Note 8”.

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

9.     Goodwill

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

During the quarter ended, September 30, 2024, all of the Visava Warrants expired, none were exercised.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.     Related Party Transactions and Balances

During the nine months ended September 30, 2024, the Company expensed $263,365 (September 30, 2023: $233,867) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of September 30, 2024 of $10,461,829 (December 31, 2023: $11,415,557) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of September 30, 2024, $3,704 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the nine months ended in the amount of $292,657 (CAD $398,083) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $904,001 (CAD 1,220,304) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2024	$929,988
2025	6,791,020
Total	7,721,008
Current portion	(7,721,008)
Non-current portion	$—

During the period ended September 30, 2024, the Company could not make repayments of certain debt owed to a related party in accordance with the agreed repayment schedule, and is therefore in breach of the loan agreement as at period end.

Consequently, the Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements with the lender to revise the terms of the loans.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 8 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at September 30, 2024, the balance is $43,355 which is current while $nil is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on September 30, 2024 and therefore is presented as current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $657,540 (CAD 900,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	773,094	1,043,593	773,094
Tranche 2	43.26%	1,592,787	1,179,937	1,592,787	1,179,937
Tranche 3	43.26%	150,000	111,120	150,000	111,120
Tranche 4	43.26%	—	—	—	—
Tranche 5	43.26%	100,000	74,080	—	—
Total		2,886,380	2,138,231	2,786,380	2,064,151

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Interest expense charged for the nine months ended September 30, 2024 in the amount of $587,518 (CAD $799,163) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $592,020 (CAD 799,163) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

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

Effective March 28, 2023, the Company and Lender entered into a Eighth Amending Agreement pursuant to which the Lender advanced the Company an additional CDN$500,000.00 (“Advance”) under the Original Loan. The entire principal amount and accrued interest of the Advance is due and payable no later than September 28, 2023. The Original Loan and the Advance carry interest at the rate of 3.0416% per month (43.26% per annum). The Advance is subject to a Lender’s fee of CDN$50,000.00 which was deducted from the Advance.

Effective August 16, 2024, the Company and Lender entered into a Tenth Amending Agreement (“Tenth Amendment”), filed herewith as Exhibit 10.36, extending the maturity date of the Original Loan to May 31, 2025, or such earlier date as demanded by Lender. The remaining terms and conditions of the Original Loan, as amended, remain in full force and effect.

Outstanding management service fee

The balance owing to key officers of the Company is $655,024 (December 31, 2023: $689,360).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of September 30, 2024 and December 31, 2023, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the period ended September 30, 2024, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the nine months ended September 30, 2024, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of September 30, 2024 is $25,113 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of September 30, 2024 and December 31, 2023 is $nil.

11.    Operating Lease Right-Of-Use Assets and Lease Liability

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating leases. Upon adoption of ASC 842, the Company recognized $1,672,883 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,548,213 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s second-tier subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce craft cannabis at scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $25,928 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $732,127 (CAD $988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2024	$80,942
2025	327,007
2026	330,277
2027	333,580
Thereafter	791,764
Total lease payments	1,863,570
Less imputed interest	(631,434)
Present value of lease liabilities	1,232,136
Current portion	(142,943)
Non-current portion	$1,089,193

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	$	$	$	$
Gross operating lease expense	102,209	58,375	152,833	178,134
Gross rent and utilities expenses	(45,923)	61,354	13,063	244,560
Recoverable expenses from JVCo related to rent and utilities	—	—	—	(285,655)
	56,286	119,729	165,896	137,039

As explained in Note 8, the agreement with JVCo is terminated so there is no recoverable expenses from JVCo related to rent and utilities.

12.     Convertible Promissory Notes

Interest amounting to $9 was accrued for the nine months ended September 30, 2024 (September 30, 2023: $10).

Principal amount outstanding as of September 30, 2024 and December 31, 2023 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the nine months ended September 30, 2024, there were no conversion of principal balance of convertible promissory notes (September 30, 2023: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	September 30,
	2023	period	Issuances	adjustment	2024
	$	$	$	$	$
Note D	841	—	—	17	858
Note F	5,268	—	—	(48)	5,220
Note G	1,912	—	—	(16)	1,896
	8,021	—	—	(47)	7,974

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of September 30, 2024:

●	Projected annual volatility of 199% to 399%;
●	Risk free interest rate of 4.10%;
●	Stock price of $0.002 to 0.003;
●	Liquidity term of 0.25 to 0.75 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0010 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

13.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of September 30, 2024 and December 31, 2023

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at September 30, 2024 and December 31, 2023

As of September 30, 2024, convertible notes, warrants and preferred stock outstanding could be converted into 25,054,381 (December 31, 2023: 31,857,771), 10,400,008 (December 31, 2023: 10,400,008) and 100,000,000 (December 31, 2023: 100,000,000) shares of common stock, respectively.

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

During the quarter ended September 30, 2024, the Company issued nil shares of common stock to be issued as consideration of the intellectual property rights granted by the President of Serious Seeds, Smit, to the Company’s subsidiary, Canary. These were recorded at a fair value of $nil, based on the market price of the Company’s stock on the date of the agreement. These are currently recorded under shares to be issued and will be allocated between common stock and additional paid-in capital once the shares are issued.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 10 for details.
Agreement with Serious Seeds	249,984	2,814	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,641,520	$175,439

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2024

	As at	As at	As at
	September 30, 2024	June 30, 2024	March 31, 2024
Forfeiture rate	0%	0%	0%
Stock price	$0.002	$0.003	$0.003
Exercise price	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350
Volatility	358% to 438%	358% to 438%	358% to 438%
Risk free interest rate	3.98%	5.09%	5.03%
Expected life (years)	0 to 1.93	0.02 to 1.93	0.00 to 1.93
Expected dividend rate	0%	0%	0%

2023

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002	$0.008	$0.006	$0.003
Exercise price	$0.300 to $0.350	$0.250 to $0.350	$0.250 to $0.300	$0.250 to $0.300
Volatility	358% to 438%	365% to 422%	273% to 342%	244% to 305%
Risk free interest rate	4.79%	5.46%	5.40%	4.64%
Expected life (years)	0.02 to 1.93	0.02 to 1.68	0.02 to 1.68	0.02 to 1.93
Expected dividend rate	0%	0%	0%	0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2024

	During quarter	During quarter	During quarter
	ended	ended	ended
	September 30, 2024	June 30, 2024	March 31, 2024
Forfeiture rate	0%	0%	0%
Stock price	$0.002 to $0.003	$0.003 to $0.005	$0.002 to $0.003
Exercise price	$0.350	$0.350	$0.350
Volatility	476%	461%	433%
Risk free interest rate	3.66% to 4.60%	4.72% to 4.81%	4.39% to 4.55%
Expected life (years)	2	2	2
Expected dividend rate	0%	0%	0%
Fair value of warrants	$119	$173	$134

2023

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.004	$0.004 to $0.009	$0.003 to $0.003	$0.003 to $0.005
Exercise price	$0.350	$0.350	$0.350	$0.300
Volatility	438%	399%	342%	305%
Risk free interest rate	4.60% to 5.08%	4.78% to 5.01%	3.82% to 4.51%	4.24% to 4.89%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$158	$313	$138	$160

Breakdown of warrants outstanding as of September 30, 2024 and December 31, 2023 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	September 30,	December 31,
	September 30,	December 31,	2024	2023
	2024	2023	(years)	(years)
Serious Seeds	400,008	400,008	0.01 to 1.93	0.02 to 1.93
CLI	10,000,000	10,000,000	0.87	1.62
Total	10,400,008	10,400,008

During the nine months ended September 30, 2024, none of the warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2023	355
Warrant liability for new issuance	426
Change in fair value	(367)
Warrant liability as at September 30, 2024	414

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

15.    Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,555,680 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2024, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,379,966 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2024, $10,885 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $96,880 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of September 30, 2024, $102,342 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

During the period and year ended September 30, 2024 and December 31, 2023, respectively, the pandemic and its lasting impacts did not have a material impact on the Company’s operations. As of September 30, 2024 and December 31, 2023, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic or its lasting impacts. The Company has taken, and will again, as necessary, continue to take, steps to minimize the potential impact of the pandemic and its lasting impacts, including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) entered with Serious Seeds, effective December 6, 2018, the Company would issue to Serious Seeds each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Serious Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds would be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of September 30, 2024, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

16.    Subsequent Events

The Company’s management has evaluated subsequent events up to November 7, 2024, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has none of the subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the nine months ended September 30, 2024 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

During the third quarter of 2024, the lasting impacts of (COVID-19) continued to have an impact on the Canadian and global economy and customer purchasing behavior. However, these factors have not impacted the Company’s operations, or financial results for the quarter.

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

Agreements

Serious Seeds

As explained and referenced in Note 1 and Note 15, effective December 6, 2018, the Company and Canary entered into a Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) with Serious Seeds, incorporated in the Netherlands, and Simon Smit, President of Serious Seeds. Under the Serious Agreement, Canary was appointed the exclusive distributor in Canada and all other legal markets globally of Serious’ proprietary cannabis seed strains and Serious’ cannabis cuttings, dried flowers, extracts and seeds. In addition, under the Serious Agreement, Canary and Serious will develop certain “Collaborative Products” defined as cannabis seed strains created collaboratively using Serious’ intellectual property. During the term of the Serious Agreement, Canary owns all of the intellectual property related to the Collaborative Products.

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

The initial term of the Serious Agreement five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company would issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Serious Agreement. In addition, on the thirteenth (13) month following the effective date of the Serious Agreement of the initial term, the Company would issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Serious Agreement and continuing through the sixtieth (60) month of the initial term, the Company would issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of September 30, 2024, none of the above shares have been issued.

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

Joint Venture Agreement

Historical information

Effective May 14, 2020, Canary entered into a Joint Venture explained in Note 1 and Note 8.

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

During the term of the Joint Venture, the Company accounted for the transactions using the equity method under ASC 323 Investments - Equity Method and Joint Ventures. As a consequence of the Settlement Agreement, as the JVCo becoming a wholly owned subsidiary of the company as of April 27, 2023, the Company now uses the acquisition method of accounting (using a step acquisition method) under ASC 805 Business Combination.

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

As of September 30, 2024, $3,704 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

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

Employees

As of September 30, 2024, the Company had 40 employees which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As of September 30, 2024 and December 31, 2023

Cash and Restricted Cash

On September 30, 2024, the Company had cash of $1,284,480 (excluding restricted cash of $8,520) compared to $736,323 (excluding restricted cash of $8,696) as of December 31, 2023. The increase is because the company revenue generating activity now included the newly acquired JVCo.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollars into United States Dollar.

Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of September 30, 2024, the company’s allowance for doubtful accounts was $53,798 compared to $53,813 at December 31, 2023.

Inventory

As of September 30, 2024, the inventory in the amount of $1,010,292 (2023: $1,215,928) consists of WIP and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement. Refer to Note 8 for additional details.

As at
Product	September 30, 2024
$
Finished goods	540,053
WIP (Flowers and plants)	470,239
1,010,292

Prepaid asset

On September 30, 2024, the Company had prepaid expenses of $41,855 compared to $42,720 as of December 31, 2023. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On September 30, 2024 the gross sales tax recoverable is $95,851 compared to December 31, 2023 $nil while the gross sales tax payable as of September 30, 2024 is $nil compared to $48,581 as at December 31, 2023.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on September 30, 2024 is $11,646 (December 31, 2023: $nil).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,836,129 as of September 30, 2024, primarily represents consulting and construction services related to capital work in progress amounting to $104,102, interest on promissory notes and loans amounting to $1,536,003, and outstanding, accrued professional fees amounting to $877,760.

Accounts payable amounting to $2,945,568 as of December 31, 2023, primarily represents consulting and construction services related to fixed asset additions amounting to $126,059, interest on promissory notes and loans amounting to $1,628,007, outstanding and accrued professional fees amounting to $945,615.

Payable to related parties

As of September 30, 2024, the Company had $10,461,829 payable to related parties as compared to $11,415,557 as of December 31, 2023. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 9 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $9 was accrued for the nine months ended September 30, 2024 (September 30, 2023: $10).

The principal amount outstanding as of September 30, 2024 and December 31, 2023 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended September 30, 2024 and 2023:

Revenue

The Company generated revenue of $541,113 during the quarter ended in 2024 while $1,046,227 in the comparable period of 2023. However, Canary generated revenues of $nil (through its investment in JVCo) during the quarter ended September 30, 2024 (quarter ended September 30, 2023: $nil ) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The Company revenue represents the sale of cannabis product and the revenue was concentrated to eight customers.

Expenses

The Company’s expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to significant decrease in management fees and operating lease expenses in the current period.

Expenses primarily represented consulting fees of $40,730 (2023: $31,779), management fees of $75,831 (2023: $78,352), legal and professional charges of $32,067 (2023: $27,799) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $206,628 (2023: $237,789), operating lease expense of $56,286 (2023: $119,729) and office and general expenses of $194,356 (2023: $153,041).

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

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $8,427 (2023: negative $8,988), interest and bank charges amounting to $268,186 (2023: $337,675), exchange loss of $31,194 (2023: gain of $50,995 ), and debt issuance cost of $12,300 (2023: $12,509).

Statement of Operations – For the nine months ended September 30, 2024 and 2023:

Revenue

The Company generated revenue of $4,736,055 during the nine months ended in 2023 while $1,805,211 in the comparable period of 2023. However, Canary generated revenues of $nil (though its investment in JVCo) during the nine months ended September 30, 2024 (nine months ended September 30, 2023: $791,285) and is represented as a share of income from joint venture on the unaudited condensed consolidated interim statement of operations. The revenue represents the sale of cannabis product and the revenue was concentrated to thirteen customers (2023: eight).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The increase in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to significant increase in consulting fee and management fees in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control expenses.

Expenses primarily represented consulting fees of $183,244 (2023: $47,885), management fees of $263,365 (2023: $233,867), legal and professional charges of $150,152 (2023: $231,726) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $646,290 (2023: $680,043), operating lease expense of $165,896 (2023:137,039) and office and general amounting to $456,273 (2023: $212,172).

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

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $14 (2023: negative $10,314), interest and bank charges amounting to $890,572 (2023: $1,060,373), exchange gain $40,351 (2023: gain of $201), and debt issuance cost of $36,860 (2023: $37,266).

Liquidity and Capital Resources

As of September 30, 2024, the Company had a working capital deficit of $10,900,226 (December 31, 2023: $11,495,043). The Company is actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the nine months ended September 30, 2024 and 2023:

Operating activities

Operating activities provided cash of $1,426,247 compared to cash used of $879,280 for the corresponding period of the prior year. This is primarily due to the change in accounts receivable and inventory.

Investing activities

Investing activities used cash of $128,884 for the nine months ended September 30, 2024 compared to $434,998 cash provided in the corresponding period of the prior year. This is due to amount invested in fixed assets and the amount given for the convertible note during the period.

Financing activities

Financing activities used cash of $735,167 for the nine months ended September 30, 2024 compared to cash provided of $ 668,940 during the nine months of 2023 this was due to the payment made towards the principal of related party loan. During the period, no cash was received from any related party.

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

Subsequent Events

The Company’s management has evaluated subsequent events up to November 7, 2024, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has no subsequent events to report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary filed a lawsuit against the Company amounting to approximately $1,555,680 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

A claim for damages of $1,379,966 (CAD $1,862,805) was filed against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management was of the view that no material losses would arise in respect of the legal claim at the date of prior reports. The matter was settled for a nominal amount by and among the parties, including a full and final release of all employment related claims and counterclaims, effective on or about May 2024, and pursuant to the settlement terms the parties subsequently filed a dismissal of all subject claims.

During the year ended December 31, 2020, a claim for damages of $96,880 (CAD $130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/7/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/7/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/7/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	5/8/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	5/8/23

10.34	Seventh Amending Agreement dated February 16, 2023 (corrected)	10-Q	10.34	8/9/23

10.35	Ninth Amending Agreement dated November 7, 2023	10-Q	10.35	11/08/23

10.36	Tenth Amending Agreement dated August 16, 2024

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: November 7, 2024	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: November 7, 2024	By:	/s/ Barry Alan Katzman
Director

Dated: November 7, 2024	By:	/s/ Saul Niddam
Director