Form 10-K
period 2024-12-31
Target Group Inc.
filed 2025-03-27
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 27, 2025, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

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

As at December 31, 2024, there was no outstanding balance, the balance was paid in full and the claim was closed during the quarter ended March 31, 2022.

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $834,000 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. As of December 31, 2024, the loan advanced amounts to $232,825 (CAD $335,000) and interest income charged for the period in the amount of $5,630 (CAD $7,710) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $45,099 (CAD $64,890) is included in receivable from the Joint Venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned below, JVCo became a subsidiary of the company as result the above loan and interest receiveable were eliminated upon consolidation.

The JVCo will reimburse Canary for certain expenses incurred by Canary for the cultivation and processing of cannabis products. Below is the table which summarizes the activity of the year:

Period ended	January 1 to April 27, 2023
	CAD	USD
Sales	1,068,799	791,285
Cost of goods sold	620,344	459,271
Gross profit	448,455	332,014
Operation expenses	383,358	283,819
Net income	65,097	48,195
Eligible recoverable expenses	1,437,054	1,060,833
Recoverable amount	1,437,054	1,060,833
Income on equity	32,549	24,152

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

CLI purchased from the Company for the sum of $2,015,500 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,367,000 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2024, $3,475 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

As a condition of the closing of the Debt Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Debt Agreement (“Term”). The Canary Debt will be repaid according to the following schedule:

a)In the first year of the Term, Canary will pay CLI the greater of $785,350 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)In the second year of the Term, Canary will pay CLI the greater of $1,459,500 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

c)In the third year of the Term, Canary will pay CLI the greater of $2,237,900 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)In the fourth year of the Term, Canary will pay CLI the greater of $2,140,600 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
e)In the fifth year of the Term, Canary will pay CLI the balance owing under this Note, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2024, for an amount calculated by dividing twelve (12) into the sum of all amounts owing under this Note at the beginning of the fifth year of the Term on account of Principal and Interest, provided that where there are further amounts owing under this Note at the end of such fifth year, Canary will pay CLI all such further amounts within five (5) days following the end of such fifth year.

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

Effective August 14, 2020, the Debt Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $69,500 (CAD 100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava, Canary Rx. and CannaKorp, respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Debt Agreement. Refer to Note 19 for additional details on warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

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

Employees

As of December 31, 2024, we had 41 employees which include Anthony Zarcone, Chief Executive Officer.

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

Item 3. Legal Proceedings

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,470,644 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

During the year ended December 31, 2020, a claim for damages of approximately $91,585 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

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

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year
Fiscal year 2024
High	$0.004	0.008	0.004	0.003	0.008
Low	$0.002	0.001	0.002	0.001	0.001

Fiscal year 2023
High	$0.007	0.006	0.019	0.008	0.019
Low	$0.003	0.002	0.001	0.001	0.001

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2024, the Company generated revenue of $6,591,625 and had income of $160,504. As of December 31, 2024, the Company had a working capital deficit of $9,994,548 and an accumulated deficit of $30,946,844.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, goodwill impairment/valuation, inventory valuation, current expected credit loss (CECL) model for accounts receivable, to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 4, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.

Balance sheet as of December 31, 2024 and 2023

Cash and restricted cash

On December 31, 2024, we had cash of $1,869,767 (excluding restricted cash of $7,992) compared to $736,323 (excluding restricted cash of $8,696) as of December 31, 2023. The increase is due to increase in addition loan provided by a related party.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of December 31, 2024, the companys allowance for doubtful accounts was $2,630.

The company recorded a bad debt expense of $2,630 for the year ended December 31, 2024 (December 31, 2023: $53,812).

Inventory

As of December 31, 2024, the inventory in the amount of $882,279 (2023: $1,215,928) consists of WIP and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement, refer to Note 13 for additional details.

Prepaid asset

As of December 31, 2024, we had prepaid expenses of $39,268 compared to $42,720 as of December 31, 2023. The balance represents the security deposit for the leased land for the facility to produce Medical Marijuana.

Sales tax recoverable and payable

As of December 31, 2024, the Company had $59,469 of gross sales tax recoverable compared to $nil as of December 31, 2023 while the Company had $nil of gross sales tax payable as of December 31, 2024 compared to $48,581 as of December 31,2023.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on December 31, 2024 is $5,795 (December 31, 2023: $nil).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $3,092,563 as of December 31, 2024, primarily represents consulting and construction services related to fixed asset additions amounting to $96,599, interest on promissory notes and loans amounting to $1,605,103, outstanding and accrued professional fees amounting to $904,233.

Accounts payable amounting to $2,945,568 as of December 31, 2023, primarily represents consulting and construction services related to fixed asset additions amounting to $126,059, interest on promissory notes and loans amounting to $1,628,007, outstanding and accrued professional fees amounting to $945,615.

Payable to related parties

As of December 31, 2024, we had $9,854,719 of the amount payable to related parties as compared to $11,415,557 as of December 31, 2023. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional detail, refer to Note 16 in consolidated financial statements.

Convertible promissory notes payable

Interest amounting to $38 was accrued for the year ended December 31, 2024 (2023: $39).

The principal amount outstanding as of December 31, 2024 and 2023 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Income statement for the years ended December 31, 2024 and 2023

Revenues for the years ended December 31, 2024 and 2023

The Company generated revenue of $6,591,625 during the current year and $3,720,169 in the comparable year ended in 2023. However, Canary generated revenues of $nil (though its investment in JVCo) during the current year ended (2023: $791,285) and is represented as a share of income from joint venture on the audited consolidated statement of operations. The revenue represents the sale of cannabis product, and the entire revenue was sold to seventeen customers (2023: twenty one).

Expenses for the years ended December 31, 2024 and 2023

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The increase in operating expenses for the year ended December 31, 2024 compared to 2023 is due to increase in consulting expenses, management fees, office and general and depreciation and amortization expense.

Expenses for the year ended December 31, 2024 primarily represented consulting fees of $256,206 (2023: $147,787), management fees of $476,994 (2023: $312,969), legal and professional charges of $218,801 (2023: $212,427) comprising legal, review, accounting and Edgar agent fee, travel expenses of $7,302 (2023: $706), operating lease expenses of $217,422 (2023: $190,185) office and general of $515,570 (2023: $410,576) and depreciation expense amounting to $916,213 (2023: $811,649).

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

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $374 (2023: positive $7,238), gain on settlement of debt amounting to $36,511 (2023: Loss on settlement of debt $1,571,742), interest and bank charges amounting to $1,153,574, (2023: $1,410,974), exchange gain of $172,564 (2023: loss of $51,811) other income of $nil (2023: $16,782), interest income in the amount of $30,821 (2023: $nil), impairment of goodwill in the amount of $nil (2023: $nil) and share of income from joint venture of $nil (2023: $24,152).

Liquidity and Capital Resources

As of December 31, 2024, the Company had a working capital deficit of $9,994,548 and an accumulated deficit of $30,946,844 (2023: Working capital deficit of $11,495,043 and an accumulated deficit of $31,107,348). The Company is actively seeking various financing operations to meet the working capital requirements.

The Company anticipated that its future operations will generate positive cash flows starting in 2024 and it has generated $2,162,684 cash from operations for the year ended December 31, 2024.

Statement of Cash Flow – For the years ended December 31, 2024 and 2023:

Operating activities

Operating activities provided cash of $2,162,684 compared to the cash used of $589,612 during the prior year. This is due to managements efficient use of cash and the company has started to generate revenues.

Investing activities

Investing activities used cash of $178,978 compared to cash provided of $416,932 during the prior year. This was because the company have not received any proceeds from joint venture as it was terminated.

Financing activities

Financing activities used cash of $730,225 compared to $666,900 for the corresponding period of the prior year. This is due to the settlement of related party loan.

Item 8. Consolidated Financial Statements and Supplementary Data

TARGET GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Target Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Group, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and a working capital deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Inventory

Description of the Critical Audit Matter

As discussed in Notes 4 and 8 to the financial statements, company’s inventory consists of raw materials, finished goods and work-in-process. Accumulated costs include direct and indirect labor, materials, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The valuation of inventory costs involves significant complexity and judgment in applying the relevant accounting standards when auditing management’s estimates and conclusions with regard to inventory balances.

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

Spokane, Washington

March 27, 2025

TARGET GROUP INC. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2024	2023
		$	$
ASSETS
Current assets
Cash		1,869,767	736,323
Restricted cash		7,992	8,696
Accounts receivable, net of allowance	Note 7	77,092	1,031,530
Inventory	Note 8	882,279	1,215,928
Prepaid asset	Note 9	39,268	42,720
Convertible note receivable	Note 6	139,000	—
Interest receivable	Note 6	29,334	—
Other assets		—	55,268
Sales tax recoverable, net of allowance	Note 10	53,674	—
Other receivable	Note 16	3,475	3,781
Total current assets		3,101,881	3,094,246
Long term assets
Fixed assets	Note 12	4,185,559	5,430,260
Goodwill	Note 14	247,685	269,460
Operating lease right-of-use assets	Note 17	38,408	46,936
Total long term assets		4,471,652	5,746,656
Total assets		7,573,533	8,840,902
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities	Note 15	3,092,563	2,945,568
Deferred revenue	Note 4	—	43,098
Sales tax payable	Note 10	—	48,581
Payable to related parties, net	Note 16	9,854,719	11,415,557
Operating lease liability - Current portion	Note 17	140,202	127,478
Convertible promissory notes, net	Note 18	480	480
Derivative liability	Note 18	7,959	8,021
Total current liabilities		13,096,429	14,589,289
Long term liabilities
Operating lease liability - Non-current portion	Note 17	984,691	1,223,955
Warrant liability	Note 19	42	355
Total long term liabilities		984,733	1,224,310
Total liabilities		14,081,162	15,813,599
Stockholders’ deficiency
Preferred stock	Note 19	100	100
Common stock	Note 19	61,703	61,703
Shares to be issued	Note 19	175,439	175,439
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(30,946,844)	(31,107,348)
Accumulated comprehensive loss		(783,724)	(1,088,288)
Total stockholders’ deficiency		(6,507,629)	(6,972,697)
Total liabilities and stockholders’ deficiency		7,573,533	8,840,902
Contingencies and commitments	Note 20	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the	For the
		Year ended	Year ended
		December 31, 2024	December 31, 2023
		$	$
REVENUE		6,591,625	3,720,169
COST OF GOOD SOLD		(2,866,401)	(2,065,149)
Gross profit		3,725,224	1,655,020
OPERATING EXPENSES
Advisory and consultancy fee		256,206	147,787
Management services fee		476,994	312,969
Legal and professional fees		218,801	212,427
Depreciation expense		916,213	811,649
Operating lease expense	Note 17	217,422	190,185
Office and general		515,570	410,576
Travel expenses		7,302	706
Total operating expenses		2,608,508	2,086,299
OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		(374)	(7,238)
Gain on settlement		(36,511)	(1,571,742)
Interest and bank charges		1,153,574	1,410,974
Exchange (income) loss		(172,564)	51,811
Interest income		(30,821)	—
Other income	Note 13	—	(16,782)
Recovery of sales tax recoverable		(6,089)	—
Share of income from joint venture	Note 13	—	(24,152)
Debt issuance cost	Note 16	48,997	49,520
Total other expense (income)		956,212	(107,609)

Net income (loss) before income taxes		160,504	(323,670)
Income taxes	Note 21	—	—
Net income (loss)		160,504	(323,670)

Foreign currency translation adjustment		304,564	(89,459)
Comprehensive income (loss)		465,068	(413,129)

Earnings (loss) per share - basic		0.0003	(0.0005)
Weighted average shares - basic		617,025,999	617,025,999

Earnings (loss) per share - diluted		0.0002	(0.0005)
Weighted average shares - diluted		727,226,003	617,025,999

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2023	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,107,348)	(1,088,288)	(6,972,697)

Net income	—	—	—	—	—	—	—	—	160,504	—	160,504

Foreign currency translation	—	—	—	—	—	—	—	—	—	304,564	304,564

As at December 31, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(30,946,844)	(783,724)	(6,507,629)

As at December 31, 2022	1,000,000	100	617,025,999	61,703	1,579,024	175,182	—	24,985,697	(30,783,678)	(998,829)	(6,559,825)

Shares issued for consideration of the intellectual property rights [Note 12]	—	—	—	—	62,496	257	—	—	—	—	257

Net loss	—	—	—	—	—	—	—	—	(323,670)	—	(323,670)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(89,459)	(89,459)

As at December 31, 2023	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,107,348)	(1,088,288)	(6,972,697)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2024	December 31, 2023
	$	$
OPERATING ACTIVITIES
Net income (loss) for the year	160,504	(323,670)
Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(374)	(7,238)
Gain on settlement	(36,511)	(1,571,742)
Shares and warrants issued/to be issued for services	—	821
Recovery of sales tax recoverable	(6,089)	—
Depreciation expense	916,213	811,649
Operating lease expense	200,843	233,859
Investment income from joint venture	—	(24,152)
Debt issuance cost	48,997	49,520
Changes in operating assets and liabilities:
Change in accounts receivable - net of allowance	915,406	(1,008,903)
Change in other assets	53,377	(54,164)
Change in inventory	247,321	588,896
Change in sales tax recoverable	(97,223)	12,227
Change in accounts payable and accrued liabilities	151,810	981,699
Change in operating lease liability, net	(319,146)	(320,651)
Changes in interest receivable	(30,821)	—
Change in deferred revenue	(41,623)	42,237
Net cash provided (used) from operating activities	2,162,684	(589,612)
INVESTING ACTIVITIES
Amounts invested on fixed assets	(69,444)	(22,086)
Net proceeds from joint venture	—	439,018
Advancement on convertible note	(146,045)	—
Recoverable expense	36,511	—
Net cash (used) provided by investing activities	(178,978)	416,932
FINANCING ACTIVITIES
Proceeds from loans from related parties	—	666,900
Settlement of related party loan	(730,225)	—
Net cash (used) provided by financing activities	(730,225)	666,900
Net change in cash and restricted cash during the period	1,253,481	494,220
Effect of foreign currency translation	(120,741)	18,466
Cash and restricted cash, beginning of period	745,019	232,333
Cash and restricted cash, end of period	1,877,759	745,019
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as consideration for services	—	460
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	933,488	877,193
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2024 AND 2023

1.   Nature of Operations

Target Group Inc. (“Target Group” or the “Company”) was incorporated under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company is a diversified, vertically integrated, progressive company with a focus nationally and internationally. The Company wholly owns and operates Canary Rx Inc, a Canadian licensed producer (“Canary”), regulated under The Cannabis Act (Bill C-45). Canary, operates a 44,000 square foot facility located in Norfolk County, Ontario. The Company has an ongoing strategic partnership with Dutch breeder, Serious Seeds B.V. (“Serious Seeds”), to cultivate exclusive, world-class proprietary genetics. The Company has structured multiple international production and distribution platforms and continues to expand its global footprint, focused on building an iconic brand portfolio with cutting-edge intellectual property in both the medical and recreational cannabis markets. The Company is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall patient and consumer experience.

The Company’s core business is producing, manufacturing, distributing, and selling of cannabis products, as further described in Item 1. As of the current year to date period end, Company has produced and sold cannabis products of $6,591,625 (Period ended December 31, 2023: $3,720,169).

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

3.   Going Concern

The Company has earned significant revenue during the year ended December 31, 2024. The Company had a working capital deficit of $9,994,548 and an accumulated deficit of $30,946,844 as of December 31, 2024. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2024 and 2023.

Restricted cash represents deposits made to the Company’s bank as a requirement to use the bank’s credit card which is not available for immediate or general business use.

Accounts receivable

Account receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Account receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The company records the allowance based on past history and if there are doubts on the recoverability. As of December 31, 2024, the Company has recorded an allowance for those balances which it expects to be not recoverable. On December 31, 2024 amounts due from two customers totaled approximately 59% and 55% of accounts receivable.

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

The Company generated revenue of $6,591,625 during the year ended December 31, 2024, and $3,720,169 in 2023. There is one customers whose revenue is more than 10% of the total revenue.

In addition, Canary generated revenue of $nil (though its investment in JVCo) during the year ended December 31, 2024 (2023: $791,285) and is represented as a share of income (losses) from joint venture on the consolidated statement of operations. The revenue was concentrated to seventeen customers (2023: twenty one). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized. Refer to Note 13 for additional details.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high-quality banking institutions. The Company has cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2024 whereas cash balances were not in excess of FDIC limit as of December 31, 2023.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

For the year ended December 31, 2024, basic and diluted EPS are different due to income.

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

The estimated fair value of cash, accounts payable, and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes are valued Level 3, refer to Note 18 for further details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other-than-temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of an investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has not recorded any impairment losses related to our equity method investments during the year ended December 31, 2024 or in December 31, 2023.

5.   Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

ASU 2023-07, Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company’s is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted on January 1, 2023, and as a result allowance of $2,630 and $54,909 was recorded during the year ended December 31, 2024 and 2023 respectively.

6.   Convertible Note Receivable

On August 9, 2024, the Company signed an agreement with Alma Cannabis PTY LTD for a loan receivable amount of up to $97,300. The loan bears interest at 59.99% per annum and has a six month term. On November 20, 2024, the Company issued further $41,700 in loan receivable to Alma Cannabis PTY LTD. As of December 31, 2024, the loan receivable was $139,000. As of December 31, 2024, the loan interest receivable was $29,334.

7.   Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of December 31, 2024, the companys allowance for doubtful accounts was $2,630.

The company recorded a bad debt expense of $2,630 for the year ended December 31, 2024 (December 31, 2023: $53,813).

8.   Inventory

As of December 31, 2024, the inventory in the amount of $882,279 (2023: $1,215,928) consists of WIP and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement, refer to Note 13 for additional details.

For the
Year ended
December 31, 2024
Product	$
Finished goods	383,459
WIP (Flowers and plants)	498,820
882,279

9.   Prepaid Asset

As of December 31, 2024, the Company had prepaid expenses of $39,268 compared to $42,720 as of December 31, 2023. The balance represents the security deposit for the leased land of the subsidiary’s facility. The change in is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

10.   Sales Tax Recoverable

As of December 31, 2024, the Company had $59,469 of gross sales tax recoverable compared to $nil as of December 31, 2023 while the Company had $nil of gross sales tax payable as of December 31, 2024.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

The Company has recorded $5,795 of allowance as of December 31, 2024 (December 31, 2023: $nil).

11.   Intangible Assets

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

As at December 31, 2024, there was no outstanding balance, the balance has been paid in full and the claim is closed during the quarter ended March 31, 2022.

12.   Fixed Assets

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

Canary has recorded a depreciation expense of $825,317 during the year ended December 31, 2024 (2023: $749,763).

Target has recorded a depreciation expense of $33 during the year ended December 31, 2024 (2023: $nil).

JVCo has recorded a depreciation expense of $90,752 during the year ended December 31, 2024 (2023: $61,395).

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the year and accordingly, has recorded depreciation expense of $111 during the year ended December 31, 2024 (2023: $491).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,340,736	766,957	51,238	6,381,505	8,540,436
Accumulated depreciation	(716,407)	(760,306)	(44,727)	(2,833,437)	(4,354,877)
	624,329	6,651	6,511	3,548,068	4,185,559

13.   Joint Venture

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

During the year ended December 31, 2024, the Joint Venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,552,080 (CAD 2,125,482) of which $1,002,758 (CAD 1,373,218) were reduced from investment in Joint Venture as these represented recovery of investment and $549,322 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support Joint Venture operations. Also refer to shareholder loan in Note 16.

As per the Joint Venture, Canary provided the JVCo with a Hard Cost Loan with the maximum amount of $834,000 (CAD 1,200,000). This loan bore an interest rate of 7% per annum, matured in 12 months from the effective date, and was secured against the personal property of the JVCo and Thrive had guaranteed one-half (1/2) of the outstanding balance of the loan. As of April 27, 2023, the loan advanced amounts to $232,825 (CAD 335,000) and interest income charged in the amount of $5,630 (CAD 7,710) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $45,099 (CAD 64,890) was included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned above and further discussed below, JVCo become a subsidiary of the company as result the above loan and interest receivable were eliminated upon consolidation.

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

14.   Goodwill

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

During the year ended December 31, 2024, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary (December 31, 2023: the Company identified no circumstances that would call for an evaluation of goodwill impairment). Only change in goodwill from 2023 to 2024 is due to exchange rate fluctuations.

During the year ended, December 31, 2024, all of the warrants expired, none were exercised.

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilizes the two-step process as prescribed by ASC 350. The first step of this test is qualitative analysis in which it compares the fair value of the reporting unit, to the carrying amount, including goodwill. In this step company assesses the likelihood of impairment by examining factors such as continued revenue growth, favorable regulatory developments, and market growth trends, overall financial performance of the Company. If the fair value exceeds the carrying amount, no further work is required, and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired then step two that is quantitative analysis of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to the statement of operations.

15.   Accounts Payable and Accrued Liabilities

Accounts payable amounting to $3,092,563 as of December 31, 2024, primarily represents consulting and construction services related to fixed asset additions amounting to $96,599, interest on promissory notes and loans amounting to $1,605,103, outstanding and accrued professional fees amounting to $904,233.

Accounts payable amounting to $2,945,568 as of December 31, 2023, primarily represents consulting and construction services related to fixed asset additions amounting to $126,059, interest on promissory notes and loans amounting to $1,628,007, outstanding and accrued professional fees amounting to $945,615.

16.   Related Party Transactions and Balances

During the year ended December 31, 2024, the Company expensed $476,994 (December 31, 2023: $312,969) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of December 31, 2024, in the amount of $9,854,719 (December 31, 2023: $11,415,557) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of December 31, 2024, $3,475 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the year ended in the amount of $386,882 (CAD $529,812) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $939,663 (CAD 1,352,033) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2025	$7,243,657
Total	7,243,657
Current portion	(7,243,657)
Non-current portion	$—

During the year ended December 31, 2024, the Company could not make repayments of certain debt owed to a related party in accordance with the agreed repayment schedule, and is therefore in breach of the loan agreement as at year end.

Consequently, the Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements with the lender to revise the terms of the loans.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 16 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at December 31, 2024, the balance is $28,887 of which $28,887 is current while $nil is non-current.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on May 31, 2025, and therefore is presented as current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $625,500 (CAD 900,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	789,061	1,043,593	789,061
Tranche 2	43.26%	1,592,787	1,204,306	1,592,787	1,204,306
Tranche 3	43.26%	250,000	189,025	250,000	189,025
Tranche 4	43.26%	500,000	378,050	500,000	378,050
Tranche 5	43.26%	500,000	378,050	400,000	302,440
Total		3,886,380	2,938,492	3,786,380	2,862,882

Interest expense charged for the twelve months ended December 31, 2024, in the amount of $753,067 (CAD 1,031,281) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $716,741 (CAD 1,031,282) is included in accounts payable and accrued liabilities on the consolidated balance sheet.

A Tenth Amending Agreement to the shareholder loan, previously filed as Exhibit 10.36, was executed on August 16, 2024, by and between Jerry Zarcone, the Company and its subsidiaries (“Tenth Amendment”), which extends the term of each of the First, Second, Third, Fourth, and Fifth Tranche, to a maturity date of May 31, 2025, or such earlier date as demanded by Mr. Zarcone.

Outstanding management service fee

The balance owing to key officers of the Company is $610,266 (December 31, 2023: $689,360).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp.The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of December 31, 2024 and December 31, 2023, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2024, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the year ended December 31, 2024, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of December 31, 2024 is $23,561 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of December 31, 2024 is $nil.

17.   Operating Lease Right-Of-Use Assets and Lease Liability

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating lease. Upon adoption of ASC 842, the Company recognized $1,569,457 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,452,495 (CAD 2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce Craft Cannabis at Scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $24,325 (CAD 35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $686,864 (CAD 988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2025	$306,790
2026	309,858
2027	312,956
2028	316,086
Thereafter	426,728
Total lease payments	1,672,418
Less imputed interest	(547,525)
Present value of lease liabilities	1,124,893
Current portion	(140,202)
Non-current portion	$984,691

Below is the reconciliation of the net operating lease presented on the consolidated statement of operations:

	For the	For the
	Year ended	Year ended
	December 31, 2024	December 31, 2023
	$	$
Gross operating lease expense	200,843	233,859
Gross rent and utilities expenses	16,579	241,110
Recoverable expenses from JVCo related to rent and utilities	—	(284,784)
	217,422	190,185

As explained in Note 13, the agreement with JVCo is terminated so there is no recoverable expenses from JVCo related to rent and utilities.

18.   Convertible Promissory Notes

Interest amounting to $38 was accrued for the year ended December 31, 2024 (December 31, 2023: $39).

Principal amount outstanding as of December 31, 2024 and December 31, 2023 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2024, there were no conversion of principal balance of convertible promissory notes (2023: $nil), respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	December 31,
	2023	period	Issuances	adjustment	2024
	$	$	$	$	$
Note D	841	—	—	23	864
Note F	5,268	—	—	(63)	5,205
Note G	1,912	—	—	(22)	1,890
	8,021	—	—	(62)	7,959

Key assumptions used for the valuation of convertible notes

The derivative element of the convertible notes was fair valued using the multinomial lattice model. Following assumptions were used to fair value these notes as of December 31, 2024:

●	Projected annual volatility of 199% to 399%;
●	Risk free interest rate of 4.13% to 5.00%;
●	Stock price of $0.001 to 0.003;
●	Liquidity term of 0.25 to 1 years;
●	Dividend yield of 0%; and
●	Exercise price in the range between $0.0006 to $0.0151.

19.   Stockholders’ Deficiency

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of December 31, 2024 and 2023

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at December 31, 2024 and 2023

As of December 31, 2024, convertible notes, warrants and preferred stock outstanding could be converted into 46,957,062 (December 31, 2023: 31,857,771), 10,200,004 (December 31, 2023: 10,400,008) and 100,000,000 (December 31, 2023: 100,000,000) shares of common stock, respectively.

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

2024

During the year ended December 31, 2024, there were no issuance of shares as the agreement was expired.

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

Settlement of loans of CannaKorp	930,240	$80,838	Refer to Note 19 for details.
Agreement with Serious Seeds	249,984	2,814	As consideration for intellectual property rights granted by Smit. The fair value is based on the market price of the Company’s stock on the date of issue as per the agreement.
	1,641,520	$175,439

Warrants

As further explained in Note 19, the warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2024

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.001	$0.002	$0.003	$0.003
Exercise price	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350
Volatility	358% to 438%	358% to 438%	358% to 438%	358% to 438%
Risk free interest rate	4.16%	3.98%	5.09%	5.03%
Expected life (years)	0.00 to 1.68	0.00 to 1.93	0.02 to 1.93	0.00 to 1.93
Expected dividend rate	0%	0%	0%	0%

2023

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002	$0.008	$0.006	$0.003
Exercise price	$0.300 to $0.350	$0.250 to $0.350	$0.250 to $0.300	$0.250 to $0.300
Volatility	358% to 438%	365% to 422%	273% to 342%	244% to 305%
Risk free interest rate	4.79%	5.46%	5.40%	4.64%
Expected life (years)	0.02 to 1.93	0.02 to 1.68	0.02 to 1.68	0.02 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2024

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.003	$0.002 to $0.003	$0.003 to $0.005	$0.002 to $0.003
Exercise price	$0.350	$0.350	$0.350	$0.350
Volatility	476%	476%	461%	433%
Risk free interest rate	3.66% to 4.60%	3.66% to 4.60%	4.72% to 4.81%	4.39% to 4.55%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$0	$119	$173	$134

2023

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.004	$0.004 to $0.009	$0.003 to $0.003	$0.003 to $0.005
Exercise price	$0.350	$0.350	$0.350	$0.300
Volatility	438%	399%	342%	305%
Risk free interest rate	4.60% to 5.08%	4.78% to 5.01%	3.82% to 4.51%	4.24% to 4.89%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$158	$313	$138	$160

Breakdown of warrants outstanding as of December 31, 2024 and 2023 are detailed below:

			Remaining	Remaining
	Warrants	Warrants	contractual life term	contractual life term
	outstanding as at	outstanding as at	as at	as at
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024 (years)	2023 (years)
Private placements	—	—	N/A	N/A
Serious Seeds	200,004	400,008	0.01 to 1.68	0.02 to 1.93
CLI	10,000,000	10,000,000	0.62	1.62
Total	10,200,004	10,400,008

Movement of the warrants is detailed below:

Warrants
Warrants as at December 31, 2022	53,950,001
Issued	200,004
Expired	(43,749,997)
Warrants as at December 31, 2023	10,400,008
Issued	—
Expired	(200,004)
Warrants as at December 31, 2024	10,200,004

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2022	489
Warrant liability for new issuance	769
Change in fair value	(903)
Warrant liability as at December 31, 2023	355
Warrant liability for new issuance	—
Change in fair value	(313)
Warrant liability as at December 31, 2024	42

20.   Contingencies and Commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,459,500 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2024, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,294,649 (CAD 1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2024, $10,212 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $90,891 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2024, $96,014 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

During the year ended December 31, 2024 and December 31, 2023, the pandemic and its lasting impacts did not have a material impact on the Company’s operations. As of December 31, 2024 and December 31, 2023, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic or its lasting impacts. The Company has taken, and will again, as necessary, continue to take, steps to minimize the potential impact of the pandemic and its lasting impacts, including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) entered with Serious Seeds, effective December 6, 2018, the Company would issue to Serious Seeds each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Serious Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds would be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of December 31, 2024, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company agreed to pay Serious certain royalties as mentioned below, but none of the royalties have been paid.

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

21.   Income Taxes

Income taxes

The provision for income taxes is calculated at a US corporate tax rate of approximately 21% (2023: 21%) as follows:

	2024	2023
	$	$
Expected income tax (expense) recovery from net (income) loss	(33,706)	67,971
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	15,497	331,532
Change in the valuation allowance	18,209	(399,503)
	—	—

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

Net deferred tax assets consist of the following components as of December 31:

	2024	2023
	$	$
Tax effect of NOL Carryover	5,401,370	5,419,579
Less valuation allowance	(5,401,370)	(5,419,579)
	—	—

As of December 31, 2024, the Company performed a comprehensive analysis of its tax estimates and comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carry forwards of approximately $25,720,808 (2023: $25,807,517) that may be offset against future taxable income from the year by 2042. No tax benefit has been reported as of December 31, 2024, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

22.   Subsequent Events

The Company’s management has evaluated subsequent events up to March 27, 2025, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has no subsequent event to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Management’s Report of Internal Control over Financial Reporting

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective as communicated by the auditors to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

NAME	AGE	POSITIONS AND OFFICES HELD
Anthony Zarcone	50	Chief Executive Officer and Director

Barry Alan Katzman	64	Director

Saul Niddam	67	Director

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

Directors Compensation

	Fees Earned			Non-equity	Change in
	or Paid in	Stock	Option	Incentive Plan	Pension	All Other
Name	Cash	Awards	Awards	Compensation	Value	Compensation	Total
Anthony Zarcone	$104,250 (CAD 150,000)	—	—	—	—	—	$104,250 (CAD 150,000)
Barry Alan Katzman	—	—	—	—	—	—	—
Saul Niddam	—	—	—	—	—	—	—
	—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 27, 2025, regarding the beneficial ownership of our Common Stock by (i) our named executive officer, (ii) each of our directors, and (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

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

Certain Relationships and Related Transactions

Effective December 20, 2019, Jerry Zarcone, the brother of Anthony Zarcone, the Chief Executive Officer (CEO) and a director of the Company, entered into a loan agreement with the Company pursuant to which Jerry Zarcone agreed to loan the Company up to $1,936,534 (CAD 2,786,380) for working capital purposes. The loan was provided in two tranches with one bearing an annual interest rate of 16% while the other bearing an annual interest rate of 43.26%. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on May 31, 2025, or such earlier date as demanded by lender. Additional detail is provided in Note 16. The full text of the loan agreement is included in this report as Exhibit 10.20, 10.21, 10.22, 10.23, 10.29, 10.30, 10.31, 10.32, 10.33, 10.34, 10.35 and 10.36.

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,015,500, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,367,000 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

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

Effective August 14, 2020, the Agreement was amended (“Amendment”) to provide that CLI will purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $69,500 (CAD 100,000) and the issuance to Mr. Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr., Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target common stock to CLI as consideration for the Agreement. The full text of the loan agreement is included in this report as Exhibit 10.26 and 10.27.

Item 14. Principal Accounting Fees and Services.

Our auditor, than, is the registered independent accounting firm.

Audit Fees

We were billed $69,000 and $63,000 for years ended December 31, 2024 and 2023 respectively for professional services rendered for the audit of our consolidated financial statements.

Audit Related Fees

There were no other audit related fees for years ended December 31, 2024 and 2023.

Tax Fees

There were no tax fees for years ended December 31, 2024 and 2023.

All Other Fees

There were no other fees for years ended December 31, 2024 and 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Consolidated Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3.1	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	08/06/21

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/07/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/07/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/07/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	05/08/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	05/08/23

10.34	Seventh Amending Agreement dated February 16, 2023 (corrected)	10-Q	10.34	08/09/23

10.35	Ninth Amending Agreement dated November 7, 2023	10-Q	10.35	11/08/23

10.36	Tenth Amending Agreement dated August 16, 2024	8-K	10.36	08/26/24

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2025	TARGET GROUP INC.

	By:	/s/ Anthony Zarcone
Anthony Zarcone
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Anthony Zarcone	Director	March 27, 2025
Anthony Zarcone

/s/ Barry Alan Katzman	Director	March 27, 2025
Barry Alan Katzman

/s/ Saul Niddam	Director	March 27, 2025
Saul Niddam