Form 10-Q
period 2025-03-31
Target Group Inc.
filed 2025-05-09
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2025, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
		2025	2024
		$	$
		(unaudited)
ASSETS
Current assets
Cash		773,703	1,869,767
Restricted cash		8,000	7,992
Accounts receivable, net of allowance	Note 3	645,564	77,092
Inventory	Note 4	784,918	882,279
Prepaid asset		39,301	39,268
Convertible note receivable	Note 5	111,296	139,000
Interest receivable	Note 5	16,607	29,334
Sales tax recoverable, net of allowance	Note 6	31,919	53,674
Other receivable	Note 10	3,478	3,475
Total current assets		2,414,786	3,101,881
Long term assets
Fixed assets	Note 7	3,971,072	4,185,559
Goodwill	Note 9	247,899	247,685
Operating lease right-of-use assets	Note 11	36,639	38,408
Total long term assets		4,255,610	4,471,652
Total assets		6,670,396	7,573,533

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		2,304,180	3,092,563
Payable to related parties, net	Note 10	9,872,687	9,854,719
Operating lease liability - Current portion	Note 11	146,676	140,202
Convertible promissory notes, net	Note 12	480	480
Derivative liability	Note 12	18,369	7,959
Total current liabilities		12,342,898	13,096,429

Long term liabilities
Operating lease liability - Non-current portion	Note 11	946,091	984,691
Warrant liability	Note 13	33	42
Total long term liabilities		946,124	984,733
Total liabilities		13,289,022	14,081,162

Stockholders’ deficiency
Preferred stock	Note 13	100	100
Common stock	Note 13	61,703	61,703
Shares to be issued	Note 13	175,439	175,439
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(31,055,057)	(30,946,844)
Accumulated comprehensive loss		(786,508)	(783,724)
Total stockholders’ deficiency		(6,618,626)	(6,507,629)
Total liabilities and stockholders’ deficiency		6,670,396	7,573,533
Contingencies and commitments	Note 15	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the
		three months ended	three months ended
		March 31, 2025	March 31, 2024
		$	$

REVENUE		1,400,439	1,919,931
COST OF GOOD SOLD		(629,612)	(1,109,764)
Gross profit		770,827	810,167
OPERATING EXPENSES
Advisory and consultancy fee		53,842	74,543
Management services fee		152,473	97,361
Legal and professional fees		50,185	77,659
Depreciation expense		218,476	235,971
Operating lease expense	Note 11	49,237	54,472
Office and general		93,040	151,592
Travel expenses		—	7,415
Total operating expenses		617,253	699,013

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		10,402	252
Interest and bank charges		250,766	349,326
Exchange loss (income)		995	(49,231)
Interest income		(16,491)	—
Recovery of sales tax recoverable		4,426	(8,464)
Debt issuance cost	Note 10	11,689	12,439
Total other expense		261,787	304,322

Net loss before income taxes		(108,213)	(193,168)
Income taxes		—	—
Net loss		(108,213)	(193,168)

Foreign currency translation adjustment		(2,784)	93,227
Comprehensive loss		(110,997)	(99,941)

Earnings (loss) per share - basic and diluted		(0.0002)	(0.0003)
Weighted average shares – basic and diluted		617,025,999	617,025,999

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31, 2025

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at December 31, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(30,946,844)	(783,724)	(6,507,629)

Net loss	—	—	—	—	—	—	—	—	(108,213)	—	(108,213)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(2,784)	(2,784)

As at March 31, 2025	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,055,057)	(786,508)	(6,618,626)

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

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	three months ended	three months ended
	March 31, 2025	March 31, 2024
	$	$
OPERATING ACTIVITIES

Net loss for the period	(108,213)	(193,168)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	10,402	252
Recovery of sales tax recoverable	4,426	(8,464)
Depreciation expense	218,476	235,971
Operating lease expense	45,547	50,814
Debt issuance cost	11,689	12,439

Changes in operating assets and liabilities:
Change in accounts receivable - net of allowance	(569,388)	922,542
Change in other assets	—	54,201
Change in inventory	98,292	450,833
Change in sales tax recoverable	17,411	(106,508)
Change in accounts payable and accrued liabilities	(234,525)	(563,445)
Change in operating lease liability, net	(76,896)	(81,019)
Changes in interest receivable	12,774	—
Net cash (used) provided from operating activities	(570,005)	774,448

INVESTING ACTIVITIES
Amounts invested on fixed assets	93	(2,517)
Advancement on convertible note	27,872	—
Net cash provided (used) by investing activities	27,965	(2,517)

FINANCING ACTIVITIES
Settlement of related party loan	(557,440)	(741,500)
Net cash (used) by financing activities	(557,440)	(741,500)

Net change in cash and restricted cash during the period	(1,099,480)	30,431
Effect of foreign currency translation	3,424	(21,380)
Cash and restricted cash, beginning of period	1,877,759	745,019
Cash and restricted cash, end of period	781,703	754,070

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as consideration for services	—	63

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	1,080,040	947,901
Cash paid for taxes	—	—

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

The Company’s core business is producing, manufacturing, distributing, and selling of cannabis products. As of the current year to date period end, Canary has produced and sold cannabis products of $1,400,439 (Period ended March 31, 2024: $1,919,931).

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Pursuant to the Debt Agreement, CLI purchased from the Company for the sum of $2,017,240 (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,373,360 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note (“Note”), subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of March 31, 2025, $3,478 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Debt Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Debt Agreement (“Term”). The Canary Debt was to be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $786,028 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,460,760 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,239,832 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,142,448 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Effective August 14, 2020, the Debt Agreement was amended (“Amendment”) to provide that CLI would purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $69,560 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava, Canary and CannaKorp, respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target Group’s common stock to CLI as consideration for the Debt Agreement (“CLI Warrants”). Refer to Note 8 for additional details on the CLI Warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Debt Agreement and the Amendment closed on August 14, 2020.

Going Concern

During the three months ended March 31, 2025, the company has generated revenue but has also incurred operating losses for the three months ended March 31, 2025. The Company had a working capital deficit of $9,928,112 and an accumulated deficit of $31,055,057 as of March 31, 2025. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in United States Dollars (“USD”). Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. The unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2025, or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended December 31, 2024.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Cash

The Company places its cash with high-quality banking institutions. The Company have cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit as of March 31, 2025 and December 31, 2024.

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2025 and December 31, 2024.

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

The Company generated revenue of $1,400,439 during the three months ended March 31, 2025 whereas $1,919,931 in March 31, 2024.

The Company revenue was concentrated to eleven customers (March 31, 2024: eight customers). The revenue represents the sale of cannabis products. The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized.

Though its investment in JVCo and represented on the line item “Share of income from joint venture” on the unaudited condensed consolidated interim statement of operations. Revenue generated through JVCo lasted till April 27, 2023. Refer to Note 8 for additional details.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the three months ended March 31, 2025, and 2024.

3.     Accounts Receivables

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of March 31, 2025, the company’s allowance for doubtful accounts was $2,632.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.     Inventory

As of March 31, 2025, the inventory in the amount of $784,918 (2024: $882,279) consists of work-in-progress and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement. Refer to Note 8 for additional detail.

As at
Product	March 31, 2025
$
Finished goods	437,615
WIP (Flowers and plants)	347,303
784,918

5.     Convertible Note Receivable

On August 9, 2024, the Company signed an agreement with Alma Cannabis PTY LTD for a loan receivable amount of up to $103,712. The loan bears interest at 59.99% per annum and has a six month term. During the three months ended March 31, 2025, the Company issued $69,560 in loan receivable to Alma Cannabis PTY LTD and received a payment of $97,384. As of March 31, 2025, the loan receivable is $111,296. As of March 31, 2025, the loan interest receivable was $16,607.

6.     Sales Tax Recoverable and Payable

As of March 31, 2025, the Company had $33,300 of gross sales tax recoverable compared to December 31, 2024 there was $59,469, while the Company had $nil of gross sales tax payable as of March 31, 2025.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted through the Joint Venture.

The Company has recorded $1,381 (December 31, 2024: $5,795) of allowance as of March 31, 2025.

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

Canary has recorded a depreciation expense of $196,733 during the three months ended March 31, 2025 (March 31, 2024: $212,876) while CannaKorp has recorded a depreciation expense of $nil during the three months ended March 31, 2025 (March 31, 2024: $57). Target recorded a depreciation of $93 during the three months ended March 31, 2025 (March 31, 2024: $ nil). JVCo recorded depreciation of $21,650 during the three months ended March 31, 2025 (March 31, 2024: $23,038).

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,341,887	767,001	51,247	6,389,104	8,549,239
Accumulated depreciation	(762,547)	(762,872)	(45,386)	(3,007,362)	(4,578,167)
	579,340	4,129	5,861	3,381,742	3,971,072

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

During the period ended March 31, 2025, the Joint Venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,481,036 (CAD 2,125,482) of which $956,858 (CAD 1,373,218) were reduced from investment in Joint Venture as these represented recovery of investment and $524,178 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support Joint Venture operations.

As per the Joint Venture, Canary provided the JVCo with a Hard Cost Loan with the maximum amount of $834,720 (CAD 1,200,000). This loan bore an interest rate of 7% per annum, matured in 12 months from the effective date, and was secured against the personal property of the JVCo and Thrive had guaranteed one-half (1/2) of the outstanding balance of the loan. As of April 27, 2023, the loan advanced amounts to $233,026 (CAD 335,000) and interest income charged of $5,372 (CAD 7,710) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $45,137 (CAD 64,890) was included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned above and further discussed below, JVCo become a subsidiary of the company as result the above loan and interest receivable were eliminated upon consolidation.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Termination of joint venture agreement during quarter ended June 30, 2023

On April 27, 2023, Canary and Thrive Cannabis entered into the Settlement Agreement explained in Note 1 and Note 8.

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

During the quarter ended, March 31, 2025, all of the Visava Warrants expired, none were exercised.

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilizes the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit,

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

10.     Related Party Transactions and Balances

During the three months ended March 31, 2025, the Company expensed $152,473 (March 31, 2024: $97,361) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of March 31, 2025 of $9,872,687 (December 31, 2024: $9,854,719) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of March 31, 2025, $3,478 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the three months ended in the amount of $90,780 (CAD $130,282) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $509,398 (CAD 732,315) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2026	$7,249,910
Total	7,249,910
Current portion	(7,249,910)
Non-current portion	$—

During the period ended March 31, 2025, the Company made a repayments of $521,700 to CLI loan.

The Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements with the lender to revise the terms of the loans.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 13 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at March 31, 2025, the balance is $17,243 which is current while $nil is non-current.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on May 31, 2025 and therefore is presented as current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $626,040 (CAD 900,000) while the rest of terms remained unchanged. During the period March 31, 2025 the company made a repayment of $557,440 (CAD 800,000). The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	773,094	1,043,593	773,094
Tranche 2	43.26%	1,592,787	1,179,937	1,592,787	1,179,937
Tranche 3	43.26%	150,000	111,120	150,000	111,120
Tranche 4	43.26%	—	—	—	—
Tranche 5	43.26%	100,000	74,080	—	—
Total		2,886,380	2,138,231	2,786,380	2,064,151

Interest expense charged for the three months ended March 31, 2025 in the amount of $158,224 (CAD $227,072) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $318,831 (CAD 458,354) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

A Tenth Amending Agreement to the shareholder loan, previously filed as Exhibit 10.36, was executed on August 16, 2024, by and between Jerry Zarcone, the Company and its subsidiaries (“Tenth Amendment”), which extends the term of each of the First, Second, Third, Fourth, and Fifth Tranche, to a maturity date of May 31, 2025, or such earlier date as demanded by Mr. Zarcone.

Outstanding management service fee

The balance owing to key officers of the Company is $636,814 (December 31, 2024: $610,266).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of March 31, 2025 and December 31, 2024, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the period ended March 31, 2025, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the three months ended March 31, 2025, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of March 31, 2025 is $23,581 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of March 31, 2025 and December 31, 2024 is $nil.

11.    Operating Lease Right-Of-Use Assets and Lease Liability

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2020, the effective date. The Company made an accounting policy election to exclude from balance sheet

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating leases. Upon adoption of ASC 842, the Company recognized $1,570,812 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,453,749 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s second-tier subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce craft cannabis at scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $24,346 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $687,457 (CAD $988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2025 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2026	$230,291
2027	310,125
2028	313,226
2029	316,359
Thereafter	427,097
Total lease payments	1,597,098
Less imputed interest	(504,331)
Present value of lease liabilities	1,092,767
Current portion	(146,676)
Non-current portion	$946,091

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the
	three months ended	three months ended
	March 31, 2025	March 31, 2024
	$	$
Gross operating lease expense	45,547	50,814
Gross rent and utilities expenses	3,690	3,658
	49,237	54,472

As explained in Note 8, the agreement with JVCo is terminated so there is no recoverable expenses from JVCo related to rent and utilities.

12.     Convertible Promissory Notes

Interest amounting to $10 was accrued for the three months ended March 31, 2025 (March 31, 2024: $9).

Principal amount outstanding as of March 31, 2025 and December 31, 2024 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the three months ended March 31, 2025, there were no conversion of principal balance of convertible promissory notes (March 31, 2024: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	March 31,
	2024	period	Issuances	adjustment	2025
	$	$	$	$	$
Note D	864	—	—	1,011	1,875
Note F	5,205	—	—	6,895	12,100
Note G	1,890	—	—	2,504	4,394
	7,959	—	—	10,410	18,369

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of March 31, 2025:

●	Projected annual volatility of 270%;
●	Risk free interest rate of 4.07%;
●	Stock price of $0.002;
●	Liquidity term of 0.25 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0008 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

13.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of March 31, 2025 and December 31, 2024

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at March 31, 2025 and December 31, 2024

As of March 31, 2025, convertible notes, warrants and preferred stock outstanding could be converted into 26,820,161 (December 31, 2024: 46,957,062), 10,150,003 (December 31, 2024: 10,200,004) and 100,000,000 (December 31, 2024: 100,000,000) shares of common stock, respectively.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2025

During the period ended March 31, 2025, there were no issuance of shares as the agreement was expired.

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

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2025

As at
March 31, 2025
Forfeiture rate	0%
Stock price	$0.002
Exercise price	$0.350
Volatility	358%
Risk free interest rate	4.03%
Expected life (years)	0.01 to 1.43
Expected dividend rate	0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2024

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.001	$0.002	$0.003	$0.003
Exercise price	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350
Volatility	358% to 438%	358% to 438%	358% to 438%	358% to 438%
Risk free interest rate	4.16%	3.98%	5.09%	5.03%
Expected life (years)	0.00 to 1.68	0.00 to 1.93	0.02 to 1.93	0.00 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2025

During quarter
ended
March 31, 2025
Forfeiture rate	0%
Stock price	$0.002 to $0.003
Exercise price	$0.350
Volatility	476%
Risk free interest rate	3.66% to 4.60%
Expected life (years)	2
Expected dividend rate	0%
Fair value of warrants	$0

2024

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.003	$0.002 to $0.003	$0.003 to $0.005	$0.002 to $0.003
Exercise price	$0.350	$0.350	$0.350	$0.350
Volatility	476%	476%	461%	433%
Risk free interest rate	3.66% to 4.60%	3.66% to 4.60%	4.72% to 4.81%	4.39% to 4.55%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$0	$119	$173	$134

Breakdown of warrants outstanding as of March 31, 2025 and December 31, 2024 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	March 31,	December 31,
	March 31,	December 31,	2025	2024
	2025	2024	(years)	(years)
Serious Seeds	150,003	200,004	0.01 to 0.68	0.01 to 0.93
CLI	10,000,000	10,000,000	0.37	0.62
Total	10,150,003	10,200,004

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the three months ended March 31, 2025, none of the warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2024	42
Warrant liability for new issuance	—
Change in fair value	(9)
Warrant liability as at March 31, 2025	33

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

15.    Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,460,760 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated financial statements. As of March 31, 2025, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,295,767 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of March 31, 2025, $10,220 has been recorded in Target’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $90,969 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of March 31, 2025, $96,097 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

During the period and year ended March 31, 2025 and December 31, 2024, respectively, the pandemic and its lasting impacts did not have a material impact on the Company’s operations. As of March 31, 2025 and December 31, 2024, the Company did not observe any material impairment of its assets or a significant change in the fair value of assets due to the COVID-19 pandemic or its lasting impacts. The Company has taken, and will again, as necessary, continue to take, steps to minimize the potential impact of the pandemic and its lasting impacts, including safety measures with respect to personal protective equipment, the reduction in travel and the implementation of a virtual office including regular video conference meetings and participation in virtual customer meetings and other virtual events.

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

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) entered with Serious Seeds, effective December 6, 2018, the Company would issue to Serious Seeds each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Serious Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds would be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of March 31, 2025, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company will pay Serious certain royalties as follows:

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

16.    Subsequent Events

The Company’s management has evaluated subsequent events up to May 9, 2025, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has none of the subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the three months ended March 31, 2025 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

During the first quarter of 2025, the lasting impacts of (COVID-19) continued to have an impact on the Canadian and global economy and customer purchasing behavior. However, these factors have not impacted the Company’s operations, or financial results for the quarter.

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

The initial term of the Serious Agreement five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company would issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Serious Agreement. In addition, on the thirteenth (13) month following the effective date of the Serious Agreement of the initial term, the Company would issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Serious Agreement and continuing through the sixtieth (60) month of the initial term, the Company would issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of March 31, 2025, none of the above shares have been issued.

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

As per the Joint Venture, Canary will provide the JVCo with a Hard Cost Loan with the maximum amount of $834,720 (CAD $1,200,000). This loan bears an interest rate of 7% per annum, matures in 12 months from the effective date, and is secured against the personal property of the JVCo and Thrive will guarantee one-half (1/2) of the outstanding balance of the loan. After April 27, 2023, as mentioned below, JVCo became a subsidiary of the company as result the loan and interest receiveable were eliminated upon consolidation.

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

As of March 31, 2025, $3,478 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

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

Employees

As of March 31, 2025, the Company had 42 employees which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As of March 31, 2025 and December 31, 2024

Cash and Restricted Cash

On March 31, 2025, the Company had cash of $773,703 (excluding restricted cash of $8,000) compared to $1,869,767 (excluding restricted cash of $7,992) as of December 31, 2024. The decrease is due to the loan repayments made by the company.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollars into United States Dollars.

Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of March 31, 2025 accounts receivable totaled $645,564 (2024: $77,092). The majority of the balance at period end is current and will be received subsequent to period end.

As of March 31, 2025, the company’s allowance for doubtful accounts was $2,632 compared to $2,630 at December 31, 2024.

Inventory

As of March 31, 2025, the inventory in the amount of $784,918 (2024: $882,279) consists of WIP and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement. Refer to Note 8 for additional details.

As at
Product	March 31, 2025
$
Finished goods	437,615
WIP (Flowers and plants)	347,303
784,918

Prepaid asset

On March 31, 2025, the Company had prepaid expenses of $39,301 compared to $39,268 as of December 31, 2024. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On March 31, 2025 the gross sales tax recoverable is $33,300 compared to December 31, 2024 $59,469 while the gross sales tax payable as of March 31, 2025 is $nil compared to $nil as at December 31, 2024.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on March 31, 2025 is $1,381 (December 31, 2024: $5,795).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,304,180 as of March 31, 2025, primarily represents consulting and construction services related to capital work in progress amounting to $101,195, interest on promissory notes and loans amounting to $868,480, and outstanding, accrued professional fees amounting to $930,641.

Accounts payable amounting to $3,092,563 as of December 31, 2024, primarily represents consulting and construction services related to fixed asset additions amounting to $96,599, interest on promissory notes and loans amounting to $1,605,103, outstanding and accrued professional fees amounting to $904,233.

Payable to related parties

As of March 31, 2025, the Company had $9,872,687 payable to related parties as compared to $9,854,719 as of December 31, 2024. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 9 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $10 was accrued for the three months ended March 31, 2025 (March 31, 2024: $10).

The principal amount outstanding as of March 31, 2025 and December 31, 2024 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended March 31, 2025 and 2024:

Revenue

The Company generated revenue of $1,400,439 during the quarter ended in 2025 while $1,919,931 in the comparable period of 2024. The Company revenue represents the sale of cannabis product and the revenue was concentrated to eleven customers.

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

Expenses primarily represented consulting fees of $53,842 (2024: $74,543), management fees of $152,473 (2024: $97,361), legal and professional charges of $50,185 (2024: $77,659) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $218,476 (2024: $235,971), operating lease expense of $49,237 (2024: $54,472) and office and general expenses of $93,040 (2024: $151,592).

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

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $10,402 (2024: negative $252), interest and bank charges amounting to $250,766 (2024: $349,326), exchange loss of $995 (2024: gain of $49,231), and debt issuance cost of $11,689 (2024: $12,439).

Liquidity and Capital Resources

As of March 31, 2025, the Company had a working capital deficit of $9,928,112 (December 31, 2024: $9,994,548). The Company is actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the three months ended March 31, 2025 and 2024:

Operating activities

Operating activities used cash of $570,005 compared to cash provided of $774,448 for the corresponding period of the prior year. This is primarily due to the change in accounts receivable, inventory and accounts payable and accrued liabilities.

Investing activities

Investing activities provided cash of $27,965 for the three months ended March 31, 2025 compared to $2,517 cash used in the corresponding period of the prior year. This is due to the advancement on convertible note during the period.

Financing activities

Financing activities used cash of $557,440 for the three months ended March 31, 2025 compared to cash used of $741,500 during the three months of 2024 this was due to the payment made towards the related party loan. During the period, no cash was received from any related party.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

All critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2024.

Subsequent Events

The Company’s management has evaluated subsequent events up to May 9, 2025, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has no subsequent events to report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary filed a lawsuit against the Company amounting to approximately USD $1,463,399 (alleged damages of CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of USD $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of approximately USD $91,119 (alleged damages of CAD $130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/7/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/7/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/7/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	5/8/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	5/8/23

10.34	Seventh Amending Agreement dated February 16, 2023 (corrected)	10-Q	10.34	8/9/23

10.35	Ninth Amending Agreement dated November 7, 2023	10-Q	10.35	11/08/23

10.36	Tenth Amending Agreement dated August 16, 2024	10-Q	10.36	11/07/24

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: May 9, 2025	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: May 9, 2025	By:	/s/ Barry Alan Katzman
Director

Dated: May 9, 2025	By:	/s/ Saul Niddam
Director