Form 10-Q
period 2025-06-30
Target Group Inc.
filed 2025-08-12
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2025, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2025	2024
		$	$
		(unaudited)
ASSETS
Current assets
Cash		837,497	1,869,767
Restricted cash		8,430	7,992
Accounts receivable, net of allowance	Note 3	311,894	77,092
Inventory	Note 4	976,513	882,279
Prepaid asset		41,415	39,268
Convertible note receivable	Note 5	73,300	139,000
Interest receivable	Note 5	21,846	29,334
Sales tax recoverable, net of allowance	Note 6	35,663	53,674
Other receivable	Note 10	3,665	3,475
Total current assets		2,310,223	3,101,881
Long term assets
Fixed assets	Note 7	3,982,555	4,185,559
Goodwill	Note 9	261,228	247,685
Operating lease right-of-use assets	Note 11	36,709	38,408
Total long term assets		4,280,492	4,471,652
Total assets		6,590,715	7,573,533

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities		2,092,023	3,092,563
Payable to related parties, net	Note 10	7,704,517	9,854,719
Operating lease liability - Current portion	Note 11	161,520	140,202
Convertible promissory notes, net	Note 12	480	480
Derivative liability	Note 12	10,285	7,959
Total current liabilities		9,969,331	13,096,429

Long term liabilities
Payable to related parties, net - Non-current portion	Note 10	2,698,095	—
Operating lease liability - Non-current portion	Note 11	953,740	984,691
Warrant liability	Note 13	7	42
Total long term liabilities		3,651,842	984,733
Total liabilities		13,621,173	14,081,162

Stockholders’ deficiency
Preferred stock	Note 13	100	100
Common stock	Note 13	61,703	61,703
Shares to be issued	Note 13	175,439	175,439
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(31,274,827)	(30,946,844)
Accumulated comprehensive loss		(978,570)	(783,724)
Total stockholders’ deficiency		(7,030,458)	(6,507,629)
Total liabilities and stockholders’ deficiency		6,590,715	7,573,533
Contingencies and commitments	Note 15	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	six months ended	six months ended
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		$	$	$	$

REVENUE		1,245,724	2,275,011	2,646,163	4,194,942
COST OF GOOD SOLD		(500,303)	(806,184)	(1,129,915)	(1,915,948)
Gross profit		745,421	1,468,827	1,516,248	2,278,994
OPERATING EXPENSES
Advisory and consultancy fee		55,911	67,971	109,753	142,514
Management services fee		87,891	90,173	240,364	187,534
Legal and professional fees		46,043	40,426	96,228	118,085
Depreciation expense		226,942	203,691	445,418	439,662
Operating lease expense	Note 11	49,721	55,138	98,958	109,610
Office and general		141,786	110,325	234,825	261,917
Travel expenses		—	(53)	—	7,362
Total operating expenses		608,294	567,671	1,225,547	1,266,684

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		(8,113)	8,189	2,289	8,441
Gain on settlement		—	(36,808)	—	(36,808)
Interest and bank charges		263,970	273,060	514,736	622,386
Exchange (income) loss		106,619	(22,314)	107,614	(71,545)
Interest income		(17,289)	—	(33,780)	—
Recovery of sales tax recoverable		(279)	244	4,147	(8,220)
Debt issuance cost	Note 10	11,989	12,121	23,678	24,560
Total other expense		356,897	234,492	618,684	538,814

Net income (loss) before income taxes		(219,770)	666,664	(327,983)	473,496
Income taxes		—	—	—	—
Net income (loss)		(219,770)	666,664	(327,983)	473,496

Foreign currency translation adjustment		(192,062)	9,423	(194,846)	102,650
Comprehensive income (loss)		(411,832)	676,087	(522,829)	576,146

Earnings (loss) per share - basic and diluted		(0.0004)	0.0011	(0.0005)	0.0008
Weighted average shares – basic and diluted		617,025,999	617,025,999	617,025,999	617,025,999

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2025

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at March 31, 2025	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,055,057)	(786,508)	(6,618,626)

Net loss	—	—	—	—	—	—	—	—	(219,770)	—	(219,770)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(192,062)	(192,062)

As at June 30, 2025	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,274,827)	(978,570)	(7,030,458)

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

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2025

								Additional
	Preferred stock		Common stock		Shares to be issued		Stock	paid-in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	deficit	comprehensive	Total
		$		$		$	receivable	$	$	loss	$
As at December 31, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(30,946,844)	(783,724)	(6,507,629)

Net loss	—	—	—	—	—	—	—	—	(327,983)	—	(327,983)

Foreign currency translation	—	—	—	—	—	—	—	—	—	(194,846)	(194,846)

As at June 30, 2025	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(31,274,827)	(978,570)	(7,030,458)

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

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2025	June 30, 2024
	$	$
OPERATING ACTIVITIES

Net (loss) income for the period	(327,983)	473,496

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	2,289	8,441
Gain on settlement	—	(36,808)
Recovery of sales tax recoverable	4,147	(8,220)
Depreciation expense	445,418	439,662
Operating lease expense	91,441	102,346
Debt issuance cost	23,678	24,560

Changes in operating assets and liabilities:
Change in accounts receivable - net of allowance	(223,367)	528,025
Change in other assets	—	53,810
Change in inventory	(44,532)	652,221
Change in sales tax recoverable	16,132	(74,438)
Change in accounts payable and accrued liabilities	75,043	(246,704)
Change in operating lease liability, net	(156,639)	(160,868)
Changes in interest receivable	8,802	—
Net cash (used) provided from operating activities	(85,571)	1,755,523

INVESTING ACTIVITIES
Amounts invested on fixed assets	(27,101)	(22,949)
Advancement on convertible note	70,970	—
Recoverable expense	—	36,808
Net cash provided by investing activities	43,869	13,859

FINANCING ACTIVITIES
Settlement of related party loan	(1,055,997)	(736,150)
Net cash (used) by financing activities	(1,055,997)	(736,150)

Net change in cash and restricted cash during the period	(1,097,699)	1,033,232
Effect of foreign currency translation	65,867	(36,135)
Cash and restricted cash, beginning of period	1,877,759	745,019
Cash and restricted cash, end of period	845,927	1,742,116

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as consideration for services	—	48

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	1,588,272	941,062
Cash paid for taxes	—	—

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

The Company’s core business is producing, manufacturing, distributing, and selling of cannabis products. As of the current year to date period end, Canary has produced and sold cannabis products of $2,646,163 (Period ended June 30, 2024: $4,194,942).

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Pursuant to the Debt Agreement, CLI purchased from the Company for the sum of $2,125,700 (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,769,800 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note (“Note”), subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2025, $3,665 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Debt Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Debt Agreement (“Term”). The Canary Debt was to be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $828,290 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,539,300 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;
c)	In the third year of the Term, Canary will pay CLI the greater of $2,360,260 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,257,640 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Effective August 14, 2020, the Debt Agreement was amended (“Amendment”) to provide that CLI would purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $73,300 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava, Canary and CannaKorp, respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target Group’s common stock to CLI as consideration for the Debt Agreement (“CLI Warrants”). Refer to Note 8 for additional details on the CLI Warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Debt Agreement and the Amendment closed on August 14, 2020.

Going Concern

During the six months ended June 30, 2025, the company has generated revenue but has also incurred operating losses for the six months ended June 30, 2025. The Company had a working capital deficit of $10,357,203 and an accumulated deficit of $31,274,827 as of June 30, 2025. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Cash

The Company places its cash with high-quality banking institutions. The Company has cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit as of June 30, 2025 and December 31, 2024.

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2025 and December 31, 2024.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The estimated fair value of cash and accounts payable and accrued liabilities approximate their carrying values due to the short-term maturity of these instruments. The derivative liabilities of the promissory convertible notes and warrant liabilities are valued Level 3. Refer to Note 12 for further details.

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

The Company generated revenue of $2,646,163 during the six months ended June 30, 2025 whereas $4,194,942 in June 30, 2024.

The Company revenue was concentrated to twelve customers (June 30, 2024: thirteen customers). The revenue represents the sale of cannabis products. The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized.

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

The Company monitors equity method investments for impairment and records reductions in their carrying values if the carrying amount of an investment exceeds its fair value. An impairment charge is recorded when such impairment is deemed to be other than temporary. To determine whether an impairment is other than temporary, we consider our ability and intent to hold the investment until the carrying amount is fully recovered. Circumstances that indicate an impairment may have occurred include factors such as decreases in quoted market prices or declines in the operations of the investee. The evaluation of the investment for potential impairment requires us to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company has recorded no impairment losses related to our equity method investments during the six months ended June 30, 2025, and 2024.

3.     Accounts Receivables

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of June 30, 2025, the company’s allowance for doubtful accounts was $2,774.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.     Inventory

As of June 30, 2025, the inventory in the amount of $976,513 (2024: $882,279) consists of work-in-progress and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement. Refer to Note 8 for additional detail.

As at
Product	June 30, 2025
$
Finished goods	336,234
WIP (Flowers and plants)	640,279
976,513

5.     Convertible Note Receivable

On August 9, 2024, the Company signed an agreement with Alma Cannabis PTY LTD for a loan receivable amount of up to $103,712. The loan bears interest at 59.99% per annum and has a six month term. During the six months ended June 30, 2025, the Company received a payment of $190,580. As of June 30, 2025, the loan receivable is $73,300. As of June 30, 2025, the loan interest receivable was $21,846.

6.     Sales Tax Recoverable and Payable

As of June 30, 2025, the Company had $37,491 of gross sales tax recoverable compared to December 31, 2024 there was $59,469, while the Company had $nil of gross sales tax payable as of June 30, 2025.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted through the Joint Venture.

The Company has recorded $1,828 (December 31, 2024: $5,795) of allowance as of June 30, 2025.

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

Canary has recorded a depreciation expense of $401,127 during the six months ended June 30, 2025 (June 30, 2024: $416,706) while CannaKorp has recorded a depreciation expense of $nil during the six months ended June 30, 2025 (June 30, 2024: $84). Target recorded a depreciation of $190 during the six months ended June 30, 2025 (June 30, 2024: $nil). JVCo recorded depreciation of $44,101 during the six months ended June 30, 2025 (June 30, 2024: $22,872).

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,441,849	769,725	51,782	6,732,624	8,995,980
Accumulated depreciation	(851,537)	(768,044)	(46,298)	(3,347,546)	(5,013,425)
	590,312	1,681	5,484	3,385,078	3,982,555

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

During the period ended June 30, 2025, the Joint Venture partners, Canary and Thrive Cannabis entered into an agreement. Pursuant to this agreement the Company received a total of $1,508,455 (CAD 2,125,482) of which $974,573 (CAD 1,373,218) were reduced from investment in Joint Venture as these represented recovery of investment and $533,882 (CAD 752,264) were classified as other income representing recovery of interest expense charged on shareholder loan, which was primarily provided to support Joint Venture operations.

As per the Joint Venture, Canary provided the JVCo with a Hard Cost Loan with the maximum amount of $879,600 (CAD 1,200,000). This loan bore an interest rate of 7% per annum, matured in 12 months from the effective date, and was secured against the personal property of the JVCo and Thrive had guaranteed one-half (1/2) of the outstanding balance of the loan. As of April 27, 2023, the loan advanced amounts to $245,555 (CAD 335,000) and interest income charged of $5,372 (CAD 7,710) is included in other income on the unaudited condensed consolidated interim statement of operations and comprehensive loss and interest receivable in the amount of $45,137 (CAD 64,890) was included in receivable from joint venture on the unaudited condensed consolidated interim balance sheet. After April 27, 2023, as mentioned above and further discussed below, JVCo become a subsidiary of the company as result the above loan and interest receivable were eliminated upon consolidation.

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

During the quarter ended, June 30, 2025, all of the Visava Warrants expired, none were exercised.

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

10.     Related Party Transactions and Balances

During the six months ended June 30, 2025, the Company expensed $240,364 (June 30, 2024: $187,534) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of June 30, 2025 of $10,402,612 (December 31, 2024: $9,854,719) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of June 30, 2025, $3,665 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the six months ended in the amount of $186,976 (CAD $263,458) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $634,405 (CAD 865,492) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2026	$7,639,713
Total	7,639,713
Current portion	(7,639,713)
Non-current portion	$—

During the period ended June 30, 2025, the Company made no payments to the CLI loan.

The Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements with the lender to revise the terms of the loans.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 13 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at June 30, 2025, the balance is $6,011 which is current while $nil is non-current.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on August 31, 2026 and therefore is presented as non-current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $626,040 (CAD 900,000) while the rest of terms remained unchanged. During the period June 30, 2025 the company made a repayment of $1,055,997 (CAD 1,487,949). The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	773,094	1,043,593	773,094
Tranche 2	43.26%	1,592,787	1,179,937	1,592,787	1,179,937
Tranche 3	43.26%	150,000	111,120	150,000	111,120
Tranche 4	43.26%	—	—	—	—
Tranche 5	43.26%	100,000	74,080	—	—
Total		2,886,380	2,138,231	2,786,380	2,064,151

Interest expense charged for the six months ended June 30, 2025 in the amount of $324,097 (CAD $456,668) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $nil (CAD nil) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

A Eleventh Amending Agreement to the shareholder loan, filed herewith as Exhibit 10.37, was executed on August 11, 2025, by and between Jerry Zarcone, the Company and its subsidiaries (“Eleventh Amendment”), which extends the term of each of the First, Second, Third, Fourth, and Fifth Tranche, to a maturity date of August 31, 2026, or such earlier date as demanded by Mr. Zarcone.

Outstanding management service fee

The balance owing to key officers of the Company is $661,493 (December 31, 2024: $610,266).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of June 30, 2025 and December 31, 2024, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the period ended June 30, 2025, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the six months ended June 30, 2025, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of June 30, 2025 is $24,849 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of June 30, 2025 and December 31, 2024 is $nil.

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating leases. Upon adoption of ASC 842, the Company recognized $1,655,269 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,531,912 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s second-tier subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce craft cannabis at scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $25,655 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $724,419 (CAD $988,293) was forgiven by the landlord and one vendor.

These leases will expire between 2025 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2026	$161,782
2027	326,800
2028	330,068
2029	333,368
Thereafter	450,058
Total lease payments	1,602,076
Less imputed interest	(486,816)
Present value of lease liabilities	1,115,260
Current portion	(161,520)
Non-current portion	$953,740

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	$	$	$	$
Gross operating lease expense	91,441	102,346	91,441	102,346
Gross rent and utilities expenses	(41,720)	(47,208)	7,517	7,264
	49,721	55,138	98,958	109,610

As explained in Note 8, the agreement with JVCo is terminated so there is no recoverable expenses from JVCo related to rent and utilities.

12.     Convertible Promissory Notes

Interest amounting to $9 was accrued for the six months ended June 30, 2025 (June 30, 2024: $10).

Principal amount outstanding as of June 30, 2025 and December 31, 2024 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the six months ended June 30, 2025, there were no conversion of principal balance of convertible promissory notes (June 30, 2024: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	June 30,
	2024	period	Issuances	adjustment	2025
	$	$	$	$	$
Note D	864	—	—	241	1,105
Note F	5,205	—	—	1,529	6,734
Note G	1,890	—	—	556	2,446
	7,959	—	—	2,326	10,285

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of June 30, 2025:

●	Projected annual volatility of 177% to 270%;
●	Risk free interest rate of 3.98% to 4.07%;
●	Stock price of $0.002;
●	Liquidity term of 0.25 to 0.50 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0008 to $0.0151.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

13.    Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of June 30, 2025 and December 31, 2024

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at June 30, 2025 and December 31, 2024

As of June 30, 2025, convertible notes, warrants and preferred stock outstanding could be converted into 34,729,741 (December 31, 2024: 46,957,062), 10,100,002 (December 31, 2024: 10,200,004) and 100,000,000 (December 31, 2024: 100,000,000) shares of common stock, respectively.

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

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2025

	As at	As at
	June 30, 2025	March 31, 2025
Forfeiture rate	0%	0%
Stock price	$0.002	$0.002
Exercise price	$0.350	$0.350
Volatility	358%	358%
Risk free interest rate	3.96%	4.03%
Expected life (years)	0.01 to 1.18	0.01 to 1.43
Expected dividend rate	0%	0%

2024

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.001	$0.002	$0.003	$0.003
Exercise price	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350
Volatility	358% to 438%	358% to 438%	358% to 438%	358% to 438%
Risk free interest rate	4.16%	3.98%	5.09%	5.03%
Expected life (years)	0.00 to 1.68	0.00 to 1.93	0.02 to 1.93	0.00 to 1.93
Expected dividend rate	0%	0%	0%	0%

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The fair value of the warrants issued during the year was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2025

	During quarter	During quarter
	ended	ended
	June 30, 2025	March 31, 2025
Forfeiture rate	0%	0%
Stock price	$0.002 to $0.003	$0.002 to $0.003
Exercise price	$0.350	$0.350
Volatility	476%	476%
Risk free interest rate	3.66% to 4.60%	3.66% to 4.60%
Expected life (years)	2	2
Expected dividend rate	0%	0%
Fair value of warrants	$0	$0

2024

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.003	$0.002 to $0.003	$0.003 to $0.005	$0.002 to $0.003
Exercise price	$0.350	$0.350	$0.350	$0.350
Volatility	476%	476%	461%	433%
Risk free interest rate	3.66% to 4.60%	3.66% to 4.60%	4.72% to 4.81%	4.39% to 4.55%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$0	$119	$173	$134

Breakdown of warrants outstanding as of June 30, 2025 and December 31, 2024 are detailed below:

			Remaining	Remaining
			contractual life	contractual life
	Warrants	Warrants	term as at	term as at
	outstanding as at	outstanding as at	June 30,	December 31,
	June 30,	December 31,	2025	2024
	2025	2024	(years)	(years)
Serious Seeds	100,002	200,004	0.01 to 0.43	0.01 to 0.93
CLI	10,000,000	10,000,000	0.12	0.62
Total	10,100,002	10,200,004

During the six months ended June 30, 2025, none of the warrants expired (related to private placements and Serious Seeds).

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2024	42
Warrant liability for new issuance	—
Change in fair value	(36)
Warrant liability as at June 30, 2025	6

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

15.    Contingencies and commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,528,170 (alleged damages of CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated financial statements. As of June 30, 2025, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

A claim for damages of $1,365,436 (CAD $1,862,805) was lodged against Company and its directors by the former Chief Financial Officer of the Company for wrongful dismissal. The matter was settled for a nominal amount by and among the parties, including a full and final release of all employment related claims and counterclaims, effective on or about May 2024, and pursuant to the settlement terms the parties subsequently filed a dismissal of all subject claims.

During the year ended December 31, 2020, a claim for damages of approximately $95,167 (alleged damages of CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2025, $101,264 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

As explained in Note 1, on July 27, 2020, the Company entered into a License Agreement with cGreen. As consideration, the Company paid $130,000 within 30 days of the Effective Date and paid $100,000 in monthly installments of $10,000 commenced in April 2021 to cGreen. During the quarter ended March 31, 2022, the outstanding balance was paid in full and the claim is closed.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) entered with Serious Seeds, effective December 6, 2018, the Company would issue to Serious Seeds each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Serious Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds would be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of June 30, 2025, none of the above shares have been issued.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

16.    Subsequent Events

The Company’s management has evaluated subsequent events up to August 12, 2025, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has none of the subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the six months ended June 30, 2025 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

The initial term of the Serious Agreement five (5) years and will be automatically renewed for consecutive five (5) terms subject to rights of termination upon one hundred and eighty (180) days prior notice. In consideration of the intellectual property rights granted by Smit to Canary, the Company would issue to Smit 250,000 shares of the Company’s common stock on the effective date of the Serious Agreement. In addition, on the thirteenth (13) month following the effective date of the Serious Agreement of the initial term, the Company would issue to Smit 5,208 shares of common stock and warrants to purchase 200,000 shares of Target common stock at an exercise price of $0.15 per share. Thereafter, from the fourteenth (14) month following the effective date of the Serious Agreement and continuing through the sixtieth (60) month of the initial term, the Company would issue Smit 5,208 shares of common stock and warrants to purchase 16,667 shares of Target common stock, each month, at varying exercise prices ranging from $0.20 to $0.35 per share. All of the above warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of June 30, 2025, none of the above shares have been issued.

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

As of June 30, 2025, $3,665 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

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

Employees

As of June 30, 2025, the Company had 44 employees which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As of June 30, 2025 and December 31, 2024

Cash and Restricted Cash

On June 30, 2025, the Company had cash of $837,497 (excluding restricted cash of $8,430) compared to $1,869,767 (excluding restricted cash of $7,992) as of December 31, 2024. The decrease is due to the loan repayments made by the company.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollars into United States Dollars.

Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of June 30, 2025 accounts receivable totaled $311,894 (2024: $77,092). The majority of the balance at period end is current and will be received subsequent to period end.

As of June 30, 2025, the company’s allowance for doubtful accounts was $2,774 compared to $2,630 at December 31, 2024.

Inventory

As of June 30, 2025, the inventory in the amount of $976,513 (2024: $882,279) consists of WIP and finished cannabis goods which is transferred from JVCo to Canary as a result of the Joint Venture Settlement Agreement. Refer to Note 8 for additional details.

As at
Product	June 30, 2025
$
Finished goods	336,234
WIP (Flowers and plants)	640,279
976,513

Prepaid asset

On June 30, 2025, the Company had prepaid expenses of $41,415 compared to $39,268 as of December 31, 2024. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On June 30, 2025 the gross sales tax recoverable is $37,491 compared to December 31, 2024 $59,469 while the gross sales tax payable as of June 30, 2025 is $nil compared to $nil as at December 31, 2024.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on June 30, 2025 is $1,828 (December 31, 2024: $5,795).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,092,023 as of June 30, 2025, primarily represents consulting and construction services related to capital work in progress amounting to $101,264, interest on promissory notes and loans amounting to $674,169, and outstanding, accrued professional fees amounting to $897,801.

Accounts payable amounting to $3,092,563 as of December 31, 2024, primarily represents consulting and construction services related to fixed asset additions amounting to $96,599, interest on promissory notes and loans amounting to $1,605,103, outstanding and accrued professional fees amounting to $904,233.

Payable to related parties

As of June 30, 2025, the Company had $10,402,612 payable to related parties as compared to $9,854,719 as of December 31, 2024. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional details, refer to Note 9 in the unaudited condensed consolidated interim financial statements.

Convertible promissory notes payable

Interest amounting to $9 was accrued for the six months ended June 30, 2025 (June 30, 2024: $10).

The principal amount outstanding as of June 30, 2025 and December 31, 2024 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended June 30, 2025 and 2024:

Revenue

The Company generated revenue of $1,245,724 during the quarter ended in 2025 while $2,275,011 in the comparable period of 2024. The Company revenue represents the sale of cannabis product and the revenue was concentrated to twelve customers.

Expenses

The Company’s expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, depreciation expense and office and general expense. The increase in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to increase in depreciation and office and general expenses in the current period.

Expenses primarily represented consulting fees of $55,911 (2024: $67,971), management fees of $87,891 (2024: $90,173), legal and professional charges of $46,043 (2024: $40,426) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $226,942 (2024: $203,691), operating lease expense of $49,721 (2024: $55,138) and office and general expenses of $141,786 (2024: $110,325).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which increased in magnitude because none of the warrants expired during the current period ended; (2) decrease in the principal balance led to decreased interest expense; and (3) and significant increase in exchange loss during the quarter due to unfavorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $8,113 (2024: positive $8,189), interest and bank charges amounting to $263,970 (2024: $273,060), exchange loss of $106,619 (2024: gain of $22,314), and debt issuance cost of $11,989 (2024: $12,121).

Statement of Operations – For the six months ended June 30, 2025 and 2024:

Revenue

The Company generated revenue of $2,646,163 during the quarter ended in 2025 while $4,194,942 in the comparable period of 2024. The revenue represents the sale of cannabis product and the revenue was concentrated to twelve customers (2024: thirteen).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to decrease in consulting fee, operating lease expense and legal and professional fees in the current period. Other than that, the expense level has remained similar on an overall level due to the management’s continuous efforts to control expenses.

Expenses primarily represented consulting fees of $109,753 (2024: $142,514), management fees of $240,364 (2024: $187,534), legal and professional charges of $96,228 (2024: $118,085) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $445,418 (2024: $439,662) and office and general amounting to $234,826 (2024: $261,917).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which increased in magnitude because none of the warrants expired during the current period ended; (2) decrease in the principal balance led to decreased interest expense; and (3) and significant increase in exchange loss during the quarter due to unfavorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to positive $2,289 (2024: positive $8,441), interest and bank charges amounting to $514,736 (2024: $622,386), exchange loss $107,614 (2024: gain of $71,545), and debt issuance cost of $23,678 (2024: $24,560).

Liquidity and Capital Resources

As of June 30, 2025, the Company had a working capital deficit of $10,357,203 (December 31, 2024: $9,994,548). The Company is actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the six months ended June 30, 2025 and 2024:

Operating activities

Operating activities used cash of $85,571 compared to cash provided of $1,755,523 for the corresponding period of the prior year. This is primarily due to the change in accounts receivable, inventory and accounts payable and accrued liabilities.

Investing activities

Investing activities provided cash of $43,869 for the six months ended June 30, 2025 compared to $13,859 cash used in the corresponding period of the prior year. This is due to the advancement on convertible note during the period.

Financing activities

Financing activities used cash of $1,055,997 for the six months ended June 30, 2025 compared to cash used of $736,150 during the six months of 2024 this was due to the payment made towards the related party loan. During the period, no cash was received from any related party.

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

Subsequent Events

The Company’s management has evaluated subsequent events up to August 12, 2025, the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has no subsequent events to report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary filed a lawsuit against the Company amounting to approximately USD $1,528,170 (alleged damages of CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of USD $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of approximately USD $95,167 (alleged damages of CAD $130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/06/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/01/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/7/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/7/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/7/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	5/8/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	5/8/23

10.34	Seventh Amending Agreement dated February 16, 2023 (corrected)	10-Q	10.34	8/9/23

10.35	Ninth Amending Agreement dated November 7, 2023	10-Q	10.35	11/08/23

10.36	Tenth Amending Agreement dated August 16, 2024	10-Q	10.36	11/07/24

10.37*	Eleventh Amending Agreement dated August 11, 2025	10-Q	10.37	8/11/25

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: August 12, 2025	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: August 12, 2025	By:	/s/ Barry Alan Katzman
Director

Dated: August 12, 2025	By:	/s/ Saul Niddam
Director