Form 10-K
period 2025-12-31
Target Group Inc.
filed 2026-03-31
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2026, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

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

Effective July 1, 2025, the Company’s common stock is quoted on the Pink Limited Market operated by OTC Markets Group Inc, under the symbol “CBDY”.

Cannabis Business-Canada

The Company is engaged in the cultivation, processing and distribution of curated cannabis products for the medical and adult-use recreational cannabis market in Canada and continues to evaluate opportunities, where legalized by state legislation or related to rescheduling, in the United States. There continues to be a shift in the public’s perception of cannabis from a state of prohibition to a state of legalization across North America. In October 2018, Canada became the first major industrialized nation to legalize adult-use cannabis at the national federal level. Cannabis is still heavily regulated, however, the medical use of cannabis is now permitted in up to 29 countries and many more countries have reformed, or are considering reforming, their cannabis related laws to permit the medical and/or recreational production, distribution, sale and use of cannabis.

In the 2016 publication by Deloitte, Insights and Opportunities Recreational Marijuana, the project size of the Canadian adult-use market ranged from CDN$4.9 billion to CDN$8.7 billion annually. In the 2018 publication by Deloitte, A Society in Transition, an Industry Ready to Boom, the projected size of the Canadian adult-use market in 2019 ranged from CDN$1.8 billion to CDN$4.3 billion. According to a 2025 report published by the Ontario Cannabis Store (OCS) in collaboration with Deloitte Canada, the Canadian legal cannabis industry generated CDN$28.7 billion in cumulative nationwide sales from October 2018 through 2024, primarily driven by recreational products. The Canadian medical cannabis industry experienced substantial growth since 2014.

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

CLI purchased from the Company for the sum of $2,115,840 (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,367,000 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of December 31, 2025, $3,648 (CAD 5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

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

Our business is dependent on state laws pertaining to the marijuana industry, which are uncertain and subject to change

Our business depends on the continued legalization and regulation of marijuana at the state level through legislation, rulemaking and voter-approved ballot measures. The marijuana industry is subject to evolving laws, regulations and enforcement priorities, and there can be no assurance that current state-law protections and regulatory regimes will remain in place. Any repeal, amendment, delay in implementation, adverse regulatory development or change in enforcement priorities could restrict or eliminate our ability to conduct business in one or more jurisdictions, reduce demand for our products, increase compliance costs and materially adversely affect our business, financial condition and results of operations.

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

Rescheduling Uncertainty

On May 21, 2024, DOJ published a proposed rule to reschedule marijuana from Schedule I to Schedule III. On December 18, 2025, President Trump signed an Executive Order directing the U.S. Department of Justice (“DOJ”) to expedite the rescheduling of cannabis from Schedule I to Schedule III under the CSA. The rescheduling process, which requires formal rulemaking under the Administrative Procedure Act (“APA”), is expected to include a public comment period and may be subject to legal challenge. There can be no assurance as to the timing or outcome of the rulemaking.

If finalized, rescheduling to Schedule III would not constitute federal legalization of cannabis, nor would it resolve the fundamental conflict between federal and state cannabis laws. The continued classification of cannabis as a controlled substance—even under Schedule III—means that cannabis operations in the United States remain subject to federal enforcement risk.

Rescheduling could lower barriers to entry for well-capitalized institutional competitors in both the United States and in Canada, including pharmaceutical and consumer-goods companies that have historically been unable or unwilling to participate in the cannabis industry due to its Schedule I status. Increased competition from such entrants could adversely affect our market share, pricing, and profitability in Canada, or in any future operations in the United States.

Hemp More Narrowly Defined

Impactful to licensees in the United States, on November 12, 2025, President Trump signed H.R. 5371, the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026, into law. Section 781, effective 365 days after enactment, amends Section 297A of the Agricultural Marketing Act of 1946 and narrows the federal definition of “hemp.” As amended, “hemp” is defined using a total tetrahydrocannabinols standard, including tetrahydrocannabinolic acid (“THCA”), rather than the prior delta-9 THC-only standard. In addition, the amended law excludes certain intermediate and final hemp-derived cannabinoid products from the definition of hemp, including final hemp-derived cannabinoid products containing more than 0.4 milligrams combined total per container of total tetrahydrocannabinols (including THCA) and other cannabinoids that have similar effects, or are marketed to have similar effects, as tetrahydrocannabinol, as determined by the Secretary of Health and Human Services.

Risks Related to Our Cannabis Business and the Cannabis Industry in Canada

The Canadian cannabis market is subject to an evolving and complex regulatory framework that may adversely affect our business, results of operations, and financial condition.

The Cannabis Act (S.C. 2018, c. 16) has governed the legal production, distribution, and sale of cannabis for recreational adult use in Canada since October 17, 2018, and was amended effective October 17, 2019 to permit the sale of cannabis edibles, extracts, and topicals. Since legalization, the Canadian cannabis industry has experienced significant market maturation, including persistent oversupply conditions, sustained wholesale and retail price compression, consolidation among licensed producers, and ongoing competition from the illicit market, which continues to capture a material share of total cannabis sales in Canada.

The Cannabis Act imposes significant restrictions on the marketing, branding, packaging, product formats, potency, and distribution channels for cannabis products. Health Canada administers the federal regulatory framework and retains broad authority to modify the conditions of cultivation, processing, and sale licenses, impose additional compliance requirements, or amend the regulations under the Cannabis Act. Licensees are subject to ongoing inspection, audit, and compliance monitoring by Health Canada, which has enhanced its inspection capacity and enforcement focus as the industry has matured. Individual provinces and territories maintain separate regulatory frameworks governing retail distribution, pricing, and market access, resulting in a fragmented national market with varying competitive dynamics across jurisdictions. The Government of Canada has completed the legislative review required under the Cannabis Act, and any resulting amendments to the Cannabis Act, its regulations, or other applicable laws and policies could adversely affect our business.

The Canadian federal excise duty framework, which imposes the greater of a flat-rate duty or an ad valorem duty on cannabis products, has been a persistent source of margin pressure for licensed producers. Industry participants have advocated for reform of the excise duty structure, and the federal government has announced plans to explore a transition to a single national excise stamp to reduce administrative burden. However, no excise duty relief has been enacted for cannabis products.

Additionally, we are subject to the risk that our Canadian licenses may not be renewed on acceptable terms, that Health Canada may impose additional conditions on our licenses, or that regulatory enforcement actions may result in fines, penalties, suspension, or revocation of our licenses. Compliance with the evolving Canadian regulatory framework requires significant ongoing investment in regulatory affairs, quality assurance, and operational processes, and any failure to maintain compliance could have a material adverse effect on our business, financial condition, and results of operations.

The recreational adult-use cannabis market in Canada may experience periods of oversupply, which could adversely affect pricing, sales and profitability

The Canadian adult-use cannabis market is highly competitive and may, at times, experience excess production relative to consumer demand. If licensed producers cultivate or manufacture more cannabis than the market can absorb, and we are unable to redirect that supply to export or other permissible channels, the available supply of cannabis may exceed demand. Any such imbalance could result in lower market prices, increased price competition, inventory write-downs, higher storage or disposal costs, and reduced margins. In addition, our ability to export excess inventory is limited by applicable laws and regulations in Canada and in foreign jurisdictions, and there can be no assurance that export opportunities will be available on commercially reasonable terms, or at all. If oversupply occurs and persists, our revenues, results of operations and ability to achieve or maintain profitability could be materially adversely affected.

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

Industry Consolidation and Counterparty Risk

In recent years, a number of companies across the Canadian cannabis supply chain have sought creditor protection or other insolvency relief under the Companies’ Creditors Arrangement Act (R.S.C. 1985, c. C-36) (“CCAA”) or the Bankruptcy and Insolvency Act (R.S.C. 1985, c. B-3) (“BIA”). This trend reflects persistent structural challenges in the industry, including oversupply, wholesale price compression, elevated excise duty burdens, limited access to capital, and a timeline to profitability that has exceeded the expectations of many market participants.

We are exposed to counterparty credit risk through our third-party relationships in the industry, some or all of which may be experiencing financial distress or may file for creditor protection. In the event that a material customer, distribution partner, or supplier becomes insolvent, we may experience losses on accounts receivable, disruption to our supply chain or distribution channels, or inability to recover prepayments or deposits. In addition, continued industry consolidation and court-supervised sale processes may enable existing or new competitors to acquire assets, licenses, or production capacity on attractive terms, which could increase competitive pressure in our markets.

There can be no assurance that market conditions will not deteriorate further or that the failure of one or more significant counterparties will not have a material adverse effect on our business, results of operations, and financial condition.

Employees

As of December 31, 2025, we had 40 employees which include Anthony Zarcone, Chief Executive Officer.

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

Item 3. Legal Proceedings

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,529,414 (CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements.

During the year ended December 31, 2020, a claim for damages of approximately $95,245 (CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2025, $100,795 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the Pink Limited Market inter-dealer quotation service maintained by OTC Markets Group Inc. under the symbol “CBDY.” The following table sets forth the quarterly high and low sales prices of our common stock for the last two fiscal years. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Quarter ended	March 31	June 30	September 30	December 31	Fiscal year
Fiscal year 2025
High	$0.003	0.003	0.002	0.003	0.003
Low	$0.001	0.002	0.001	0.001	0.001

Fiscal year 2024
High	$0.004	0.008	0.004	0.003	0.008
Low	$0.002	0.001	0.002	0.001	0.001

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2025, the Company generated revenue of $3,881,003 and had loss of $1,359,682. As of December 31, 2025, the Company had a working capital deficit of $11,052,097 and an accumulated deficit of $32,306,526.

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

Inventory is stated at the lower of cost or net realizable value in accordance with US GAAP. The determination of inventory cost involves significant estimates, primarily related to the cost per gram used to value inventory at the end of the reporting period. Small changes in these underlying assumptions can materially affect the unit cost and, consequently, the total inventory balance reported in the financial statements.

Balance sheet as of December 31, 2025 and 2024

Cash and restricted cash

On December 31, 2025, we had cash of $100,410 (excluding restricted cash of $8,390) compared to $1,869,767 (excluding restricted cash of $7,992) as of December 31, 2024. The decrease is due to decrease in revenue and the settlement of loans.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of December 31, 2025, the companys allowance for doubtful accounts was $2,761.

The company recorded a bad debt expense of $nil for the year ended December 31, 2025 (December 31, 2024: $2,630).

Inventory

As of December 31, 2025, the inventory in the amount of $1,669,053 (2024: $882,279) consists of WIP and finished cannabis goods.

Prepaid asset

As of December 31, 2025, we had prepaid expenses of $41,222 compared to $39,268 as of December 31, 2024. The balance represents the security deposit for the leased land for the facility to produce Medical Marijuana.

Sales tax recoverable and payable

As of December 31, 2025, the Company had $67,256 of gross sales tax recoverable compared to $59,469 as of December 31, 2024 while the Company had $nil of gross sales tax payable as of December 31, 2025 compared to $nil as of December 31, 2024.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on December 31, 2025 is $6,750 (December 31, 2024: $5,795).

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

Accounts payable and accrued liabilities

Accounts payable amounting to $2,637,973 as of December 31, 2025, primarily represents consulting and construction services related to fixed asset additions amounting to $100,794, interest on promissory notes and loans amounting to $1,203,273, outstanding and accrued professional fees amounting to $940,235.

Accounts payable amounting to $3,092,563 as of December 31, 2024, primarily represents consulting and construction services related to fixed asset additions amounting to $96,599, interest on promissory notes and loans amounting to $1,605,103, outstanding and accrued professional fees amounting to $904,233.

Payable to related parties

As of December 31, 2025, we had $10,361,576 of the amount payable to related parties as compared to $9,854,719 as of December 31, 2024. The balance primarily represents loans provided by the Company’s shareholders and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

For additional detail, refer to Note 14 in consolidated financial statements.

Convertible promissory notes payable

Interest amounting to $38 was accrued for the year ended December 31, 2025 (2024: $38).

The principal amount outstanding as of December 31, 2025 and 2024 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Income statement for the years ended December 31, 2025 and 2024

Revenues for the years ended December 31, 2025 and 2024

The Company generated revenue of $3,881,003 during the current year and $6,591,625 in the comparable year ended in 2024. The revenue represents the sale of cannabis product, and the entire revenue was sold to seventeen customers (2024: seventeen).

Expenses for the years ended December 31, 2025 and 2024

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses for the year ended December 31, 2025 compared to 2024 is due to decrease in office and general, depreciation expense and operating lease expense.

Expenses for the year ended December 31, 2025 primarily represented consulting fees of $171,237 (2024: $256,206), management fees of $405,316 (2024: $476,994), legal and professional charges of $202,010 (2024: $218,801) comprising legal, review, accounting and Edgar agent fee, travel expenses of $nil (2024: $7,302), operating lease expenses of $193,947 (2024: $217,422) office and general of $418,618 (2024: $515,570) and depreciation expense amounting to $898,403 (2024: $916,213).

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

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $140 (2024: positive $374), gain on settlement of debt amounting to $nil (2024: Gain on settlement of debt $36,511), interest and bank charges amounting to $1,044,219, (2024: $1,153,574), exchange loss of $98,569 (2024: income of $172,564), interest income in the amount of $34,062 (2024: $30,821), impairment of goodwill in the amount of $nil (2024: $nil), recovery of sales tax recoverable $653 (2024: $6,089), and debt issuance cost $29,744 (2024: 48,997).

Liquidity and Capital Resources

As of December 31, 2025, the Company had a working capital deficit of $11,052,097 and an accumulated deficit of $32,306,526 (2024: Working capital deficit of $9,994,548 and an accumulated deficit of $30,946,844). The Company is actively seeking various financing operations to meet the working capital requirements.

The Company anticipated that its future operations will generate positive cash flows starting in 2026.

Statement of Cash Flow – For the years ended December 31, 2025 and 2024:

Operating activities

Operating activities used cash of $842,425 compared to the cash provided of $2,162,684 during the prior year. This is due to change in accounts receivable, accounts payable and accrued liabilities and inventory.

Investing activities

Investing activities provided cash of $81,379 compared to cash used of $178,978 during the prior year. This was because the company have received the proceeds back from convertible note.

Financing activities

Financing activities used cash of $1,064,814 compared to $730,225 for the corresponding period of the prior year. This is due to the settlement of related party loan.

17

Item 8. Consolidated Financial Statements and Supplementary Data

TARGET GROUP INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Target Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Target Group Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

Description of the Critical Audit Matter

As discussed in Notes 4 and 8 to the financial statements, the Company’s inventory consists of finished goods and work-in-process. The Company utilizes an average cost methodology which relies on assumptions related to yield estimates, as well accumulated costs including direct labor and materials, and an allocation of indirect labor, material, and overhead costs. The valuation of inventory involves significant complexity and judgment in applying the relevant accounting standards when auditing management’s estimates and conclusions with regard to inventory balances.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s calculation of capitalized inventory costs included, among other procedures, the following:

●	We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, and measurement of inventory costs.
●	We tested the completeness and accuracy of inputs entered into the Company’s overhead calculations and performed recalculations of allocation methods utilized.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2017.

Spokane, Washington
March 31, 2026

TARGET GROUP INC. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

		December 31,	December 31,
		2025	2024
		$	$
ASSETS
Current assets
Cash		100,410	1,869,767
Restricted cash		8,390	7,992
Accounts receivable, net of allowance	Note 7	446,283	77,092
Inventory	Note 8	1,669,053	882,279
Prepaid asset	Note 9	41,222	39,268
Convertible note receivable	Note 6	—	139,000
Interest receivable	Note 6	—	29,334
Sales tax recoverable, net of allowance	Note 10	60,506	53,674
Other receivable	Note 14	3,648	3,475
Total current assets		2,329,512	3,101,881
Long term assets
Fixed assets	Note 11	3,554,463	4,185,559
Goodwill	Note 12	260,016	247,685
Operating lease right-of-use assets	Note 15	32,758	38,408
Total long term assets		3,847,237	4,471,652
Total assets		6,176,749	7,573,533
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		506	506
Accounts payable and accrued liabilities	Note 13	2,637,973	3,092,563
Deferred revenue	Note 4	197,557	—
Payable to related parties, net	Note 14	10,361,576	9,854,719
Operating lease liability - Current portion	Note 15	175,460	140,202
Convertible promissory notes, net	Note 16	480	480
Derivative liability	Note 16	8,057	7,959
Total current liabilities		13,381,609	13,096,429
Long term liabilities
Operating lease liability - Non-current portion	Note 15	858,088	984,691
Warrant liability	Note 17	—	42
Total long term liabilities		858,088	984,733
Total liabilities		14,239,697	14,081,162
Stockholders’ deficiency
Preferred stock	Note 17	100	100
Common stock	Note 17	61,703	61,703
Shares to be issued	Note 17	175,439	175,439
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(32,306,526)	(30,946,844)
Accumulated comprehensive loss		(979,361)	(783,724)
Total stockholders’ deficiency		(8,062,948)	(6,507,629)
Total liabilities and stockholders’ deficiency		6,176,749	7,573,533
Contingencies and commitments	Note 18	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		For the	For the
		year ended	year ended
		December 31, 2025	December 31, 2024
		$	$
REVENUE		3,881,003	6,591,625
COST OF GOOD SOLD		(1,813,197)	(2,866,401)
Gross profit		2,067,806	3,725,224
OPERATING EXPENSES
Advisory and consultancy fee		171,237	256,206
Management services fee		405,316	476,994
Legal and professional fees		202,010	218,801
Depreciation expense		898,403	916,213
Operating lease expense	Note 15	193,947	217,422
Office and general		418,618	515,570
Travel expenses		—	7,302
Total operating expenses		2,289,531	2,608,508
OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		140	(374)
Gain on settlement		—	(36,511)
Interest and bank charges		1,044,219	1,153,574
Exchange loss (income)		98,569	(172,564)
Interest income		(34,062)	(30,821)
Recovery of sales tax recoverable		(653)	(6,089)
Debt issuance cost	Note 14	29,744	48,997
Total other expense		1,137,957	956,212

Net (loss) income before income taxes		(1,359,682)	160,504
Income taxes	Note 19	—	—
Net (loss) income		(1,359,682)	160,504

Foreign currency translation adjustment		(195,637)	304,564
Comprehensive (loss) income		(1,555,319)	465,068

loss per share - basic and diluted		(0.0022)	0.0003
Weighted average shares - basic and diluted		617,025,999	617,025,999

Earnings (loss) per share - diluted		(0.0022)	0.0002
Weighted average shares - diluted		617,025,999	727,226,003

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

							Additional
	Preferred stock		Common stock		Shares to be issued		paid-in	Accumulated	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	comprehensive	Total
		$		$		$	$	$	loss	$
As at December 31, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	24,985,697	(30,946,844)	(783,724)	(6,507,629)

Net loss	—	—	—	—	—	—	—	(1,359,682)	—	(1,359,682)

Foreign currency translation	—	—	—	—	—	—	—	—	(195,637)	(195,637)

As at December 31, 2025	1,000,000	100	617,025,999	61,703	1,641,520	175,439	24,985,697	(32,306,526)	(979,361)	(8,062,948)

As at December 31, 2023	1,000,000	100	617,025,999	61,703	1,641,520	175,439	24,985,697	(31,107,348)	(1,088,288)	(6,972,697)

Net income	—	—	—	—	—	—	—	160,504	—	160,504

Foreign currency translation	—	—	—	—	—	—	—	—	304,564	304,564

As at December 31, 2024	1,000,000	100	617,025,999	61,703	1,641,520	175,439	24,985,697	(30,946,844)	(783,724)	(6,507,629)

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the
	year ended	year ended
	December 31, 2025	December 31, 2024
	$	$
OPERATING ACTIVITIES
Net (loss) income for the year	(1,359,682)	160,504
Adjustment for non-cash items
Change in fair value of derivative and warrant liability	140	(374)
Gain on settlement	—	(36,511)
Recovery of sales tax recoverable	(653)	(6,089)
Depreciation expense	898,403	916,213
Operating lease expense	178,787	200,843
Debt issuance cost	29,744	48,997
Changes in operating assets and liabilities:
Change in accounts receivable - net of allowance	(358,456)	915,406
Change in other assets	—	53,377
Change in inventory	(728,622)	247,321
Change in sales tax recoverable	(3,427)	(97,223)
Change in accounts payable and accrued liabilities	606,139	151,810
Change in operating lease liability, net	(315,894)	(319,146)
Changes in interest receivable	17,323	(30,821)
Change in deferred revenue	193,773	(41,623)
Net cash (used) provided from operating activities	(842,425)	2,162,684
INVESTING ACTIVITIES
Amounts invested on fixed assets	(74,627)	(69,444)
Advancement on convertible note	156,006	(146,045)
Recoverable expense	—	36,511
Net cash provided (used) by investing activities	81,379	(178,978)
FINANCING ACTIVITIES
Settlement of related party loan	(1,064,814)	(730,225)
Net cash (used) by financing activities	(1,064,814)	(730,225)
Net change in cash and restricted cash during the year	(1,825,860)	1,253,481
Effect of foreign currency translation	56,901	(120,741)
Cash and restricted cash, beginning of year	1,877,759	745,019
Cash and restricted cash, end of year	108,800	1,877,759
NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as consideration for services	—	—
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	1,601,533	933,488
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS THEN ENDED DECEMBER 31, 2025 AND 2024

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

The Company’s core business is producing, manufacturing, distributing, and selling of cannabis products, as further described in Item 1. As of the current year to date period end, Company has produced and sold cannabis products of $3,881,003 (Period ended December 31, 2024: $6,591,625).

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

3.   Going Concern

The Company has earned revenue during the year ended December 31, 2025. The Company had a working capital deficit of $11,052,097 and an accumulated deficit of $32,306,526 as of December 31, 2025. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2025 and 2024.

Restricted cash represents deposits made to the Company’s bank as a requirement to use the bank’s credit card which is not available for immediate or general business use.

Accounts receivable

Account receivable consists of amounts due to the Company from customers as a result of the Company’s normal business activities. Account receivable is reported on the balance sheets net of an estimated allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts for estimated uncollectible receivables based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances, and recognizes the provision as a component of selling, general and administrative expenses. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible. The company records the allowance based on past history and if there are doubts on the recoverability. On December 31, 2025 amounts due from two customers totaled approximately 45% and 21% of accounts receivable.

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

The Company evaluates indefinite-lived intangible assets for impairment in accordance with ASC 350. A qualitative assessment is first performed to determine whether it is more likely than not that the asset’s fair value is less than its carrying amount. If this assessment indicates potential impairment, a quantitative test is performed by comparing the asset’s carrying amount to the estimated future undiscounted cash flows. If the carrying amount exceeds the expected cash flows, an impairment loss is recognized for the amount by which the carrying value exceeds fair value.

Revenue Recognition

The Company adopted ASC 606 effective January 1, 2019, using the modified retrospective method after electing to delay the adoption of the accounting standard as the Company qualified as an “emerging growth company”. Since the Company did not have any contracts as of the effective day, therefore, there was no material impact on the consolidated financial statements upon adoption of the new standard. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of the promise to sell our finished products to our customers, wholesalers, distributors or retailers. Control of the finished products is transferred upon shipment to, or receipt at, our customers’ locations, as determined by the specific terms of the contract. Once control is transferred to the customers, and the performance obligation is completed, revenue is recognized. Payment for the Company’s products is generally due upon delivery or as specified in the contract with the customer.

Amounts received in advance of product delivery, including customer prepayments or deposits, are recorded as deferred revenue. Deferred revenue is classified as a liability until the Company satisfies its performance obligations by delivering the related products to the customer.

The Company generated revenue of $3,881,003 during the year ended December 31, 2025, and $6,591,625 in 2024. There is one customers whose revenue is more than 32% of the total revenue.

The revenue was concentrated to seventeen customers (2024: seventeen). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high-quality banking institutions. The Company does not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2025 and December 31, 2024.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

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

	Year ended December 31,
	2025	2024
Operations:
Net (loss) income	(1,359,682)	160,504
Net (loss) income used in EPS calculation	(1,359,682)	160,504

Share information:
Basic weighted average shares	617,025,999	617,025,999
Diluted weighted average shares	617,025,999	773,218,857

Basic EPS	(0.0022)	$0.0003
Diluted EPS	(0.0022)	$0.0002

For the year ended December 31, 2025, basic and diluted EPS are same due to net loss result.

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

Segment Reporting

The Company operates as a single operating segment in accordance with FASB ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All financial information is presented on a consolidated basis and reviewed by Chief Executive Officer as the Chief Operating Decision Maker (CODM). The CODM uses consolidated net loss, as presented in the consolidated statement of operations, to assess segment performance and allocate resources.

The following table presents the Company’s revenue by geographic region:

Canada	$1,352,017
Israel	$1,258,612
Germany	$703,962
Australia	$442,280
United Kingdom	$118,078
Poland	$6,054
$3,881,003

The Company’s net (loss) income for the year ended is summarized in the table below.

	For the	For the
	year ended	year ended
	December 31, 2025	December 31, 2024
	$	$
Net (loss) income	(1,359,682)	160,504

5.   Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.

ASU 2023-09, Income Taxes (Topic 740)

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures in December 2023 which amended income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid (“ASU 2023-09”). The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2025 and may be applied prospectively for interim reporting periods. The Company has adopted as of the first quarter of 2025 ASU No. 2023-09, which had no impact on its consolidated financial position or results of operations and statement disclosures.

6.   Convertible Note Receivable

On August 9, 2024, the Company signed an agreement with Alma Cannabis PTY LTD for a loan receivable amount of up to $103,712. The loan bears interest at 59.99% per annum and has a six month term. During the year ended December 31, 2025, the Company received all of the outstanding principal and interest amount.

7.   Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of December 31, 2025, the companys allowance for doubtful accounts was $2,761.

The company recorded a bad debt expense of $nil for the year ended December 31, 2025 (December 31, 2024: $2,630).

8.   Inventory

As of December 31, 2025, the inventory in the amount of $1,669,053 (2024: $882,279) consists of WIP and finished cannabis goods.

For the
Year ended
December 31, 2025
Product	$
Finished goods	960,276
WIP (Flowers and plants)	708,777
1,669,053

9.   Prepaid Asset

As of December 31, 2025, the Company had prepaid expenses of $41,222 compared to $39,268 as of December 31, 2024. The balance represents the security deposit for the leased land of the subsidiary’s facility. The change in is due to foreign exchange conversion of balances in Canadian Dollar into United States Dollar.

10.   Sales Tax Recoverable

As of December 31, 2025, the Company had $67,256 of gross sales tax recoverable compared to $59,469 as of December 31, 2024 while the Company had $nil of gross sales tax payable as of December 31, 2025.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

The Company has recorded $6,750 of allowance as of December 31, 2025 (December 31, 2024: $5,795).

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

Canary has recorded a depreciation expense of $809,081 during the year ended December 31, 2025 (2024: $825,317).

Target has recorded a depreciation expense of $384 during the year ended December 31, 2025 (2024: $33).

JVCo has recorded a depreciation expense of $88,938 during the year ended December 31, 2025 (2024: $90,752).

The Company’s other subsidiary, CannaKorp, has been utilizing its assets throughout the year and accordingly, has recorded depreciation expense of $nil during the year ended December 31, 2025 (2024: $111).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,435,194	769,477	51,733	6,749,815	9,006,219
Accumulated depreciation	(945,131)	(768,785)	(47,651)	(3,690,189)	(5,451,756)
	490,063	692	4,082	3,059,626	3,554,463

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

During the year ended December 31, 2025, the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary (December 31, 2024 the Company has identified no circumstances which would call for further evaluation of goodwill impairment related to Canary). Only change in goodwill from 2023 to 2025 is due to exchange rate fluctuations.

During the year ended, December 31, 2025, all of the warrants expired, none were exercised.

Goodwill

The Company tests for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilizes the two-step process as prescribed by ASC 350. The first step of this test is qualitative analysis in which it compares the fair value of the reporting unit, to the carrying amount, including goodwill. In this step company assesses the likelihood of impairment by examining factors such as continued revenue growth, favorable regulatory developments, and market growth trends, overall financial performance of the Company. If the fair value exceeds the carrying amount, no further work is required, and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired then step two that is quantitative analysis of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to the statement of operations. No impairment was recorded during the year ended December 31, 2025.

13.   Accounts Payable and Accrued Liabilities

Accounts payable amounting to $2,637,973 as of December 31, 2025, primarily represents consulting and construction services related to fixed asset additions amounting to $100,794, interest on promissory notes and loans amounting to $1,203,273, outstanding and accrued professional fees amounting to $940,235.

Accounts payable amounting to $3,092,563 as of December 31, 2024, primarily represents consulting and construction services related to fixed asset additions amounting to $96,599, interest on promissory notes and loans amounting to $1,605,103, outstanding and accrued professional fees amounting to $904,233.

14.   Related Party Transactions and Balances

During the year ended December 31, 2025, the Company expensed $405,316 (December 31, 2024: $476,994) in management service fee for services provided by the Vice president $182,128, Controller $111,594 and the CEO $111,594 of the company.

The breakdown of the related party balance as of December 31, 2025, in the amount of $10,361,576 (December 31, 2024: $9,854,719) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of December 31, 2025, $3,648 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the year ended in the amount of $378,110 (CAD $528,364) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $824,738 (CAD 1,130,398) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2025	$7,604,276
Total	7,604,276
Current portion	(7,604,276)
Non-current portion	$—

During the year ended December 31, 2025, the Company could not make repayments of certain debt owed to a related party in accordance with the agreed repayment schedule, and is therefore in breach of the loan agreement as at year end.

Consequently, the Company has reclassified the entire outstanding balance of the loan to current liabilities. At this stage the Company is under discussions to formalize the arrangements with the lender to revise the terms of the loans.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 17 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis. As at December 31, 2025, the balance is $nil.

Shareholder loan

One of the Company’s shareholders provided a loan to the Company. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on May 31, 2025, and therefore is presented as current. The loan was provided in five tranches and the latest amendment increased the maximum loan amount by $656,640 (CAD 900,000) while the rest of terms remained unchanged. The specific details of each tranche of the loan are shown below:

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	761,405	1,043,593	761,405
Tranche 2	43.26%	1,592,787	1,162,097	1,592,787	1,162,097
Tranche 3	43.26%	150,000	109,440	150,000	109,440
Tranche 4	43.26%	—	—	—	—
Tranche 5	43.26%	100,000	72,960	—	—
Total		2,886,380	2,105,902	2,786,380	2,032,942

Interest expense charged for the twelve months ended December 31, 2025, in the amount of $659,022 (CAD 920,905) is included in interest and bank charges on the consolidated statement of operations and comprehensive loss and accrued interest in the amount of $338,707 (CAD 464,237) is included in accounts payable and accrued liabilities on the consolidated balance sheet.

A Eleventh Amending Agreement to the shareholder loan, previously filed as Exhibit 10.37, was executed on August 11, 2025, by and between Jerry Zarcone, the Company and its subsidiaries (“Eleventh Amendment”), which extends the term of each of the First, Second, Third, Fourth, and Fifth Tranche, to a maturity date of August 31, 2026, or such earlier date as demanded by Mr. Zarcone.

Outstanding management service fee

The balance owing to key officers of the Company is $659,189 (December 31, 2024: $610,266).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of December 31, 2025 and December 31, 2024, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the year ended December 31, 2025, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the year ended December 31, 2025, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of December 31, 2025 is $24,733 and is included in accounts payable and accrued liabilities.

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of December 31, 2025 is $nil.

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

These leases will expire between 2023 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2026	$325,284
2027	328,537
2028	331,822
2029	335,140
Thereafter	112,830
Total lease payments	1,433,613
Less imputed interest	(400,065)
Present value of lease liabilities	1,033,548
Current portion	(175,460)
Non-current portion	$858,088

Below is the reconciliation of the net operating lease presented on the consolidated statement of operations:

	For the	For the
	Year ended	Year ended
	December 31, 2025	December 31, 2024
	$	$
Gross operating lease expense	178,787	200,843
Gross rent and utilities expenses	15,160	16,579
	193,947	217,422

The agreement with JVCo is terminated so there is no recoverable expenses from JVCo related to rent and utilities.

16.   Convertible Promissory Notes

Interest amounting to $38 was accrued for the year ended December 31, 2025 (December 31, 2024: $38).

Principal amount outstanding as of December 31, 2025 and December 31, 2024 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the year ended December 31, 2025, there were no conversion of principal balance of convertible promissory notes (2024: $nil), respectively. The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	December 31,
	2024	period	Issuances	adjustment	2025
	$	$	$	$	$
Note D	864	—	—	38	902
Note F	5,205	—	—	43	5,248
Note G	1,890	—	—	16	1,906
	7,959	—	—	98	8,057

Key assumptions used for the valuation of convertible notes

The derivative element of the convertible notes was fair valued using the multinomial lattice model. Following assumptions were used to fair value these notes as of December 31, 2025:

●	Projected annual volatility of 246% to 323%;
●	Risk free interest rate of 3.53% to 3.77%;
●	Stock price of $0.002 to 0.002;
●	Liquidity term of 0.25 to 0.75 years;
●	Dividend yield of 0%; and
●	Exercise price in the range between $0.0007 to $0.0151.

17.   Stockholders’ Deficiency

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of December 31, 2025 and 2024

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at December 31, 2025 and 2024

As of December 31, 2025, convertible notes, warrants and preferred stock outstanding could be converted into 36,361,915 (December 31, 2024: 46,957,062), nil (December 31, 2024: 10,200,004) and 100,000,000 (December 31, 2024: 100,000,000) shares of common stock, respectively.

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

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2025

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002	$0.002	$0.002	$0.002
Exercise price	$0.350	$0.350	$0.350	$0.350
Volatility	358%	358%	358%	358%
Risk free interest rate	3.59%	3.83%	3.96%	4.03%
Expected life (years)	0.05 to 0.68	0.01 to 1.93	0.01 to 1.18	0.01 to 1.43
Expected dividend rate	0%	0%	0%	0%

2024

	As at	As at	As at	As at
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.001	$0.002	$0.003	$0.003
Exercise price	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350	$0.300 to $0.350
Volatility	358% to 438%	358% to 438%	358% to 438%	358% to 438%
Risk free interest rate	4.16%	3.98%	5.09%	5.03%
Expected life (years)	0.00 to 1.68	0.00 to 1.93	0.02 to 1.93	0.00 to 1.93
Expected dividend rate	0%	0%	0%	0%

The fair value of the warrants issued during the year issued was measured at the date of acquisition using the Black-Scholes option pricing model using the following assumptions:

2025

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.003	$0.002 to $0.003	$0.002 to $0.003	$0.002 to $0.003
Exercise price	$0.350	$0.350	$0.350	$0.350
Volatility	476%	476%	476%	476%
Risk free interest rate	4.10% to 4.98%	4.10% to 4.98%	3.66% to 4.60%	3.66% to 4.60%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$0	$0	$0	$0

2024

	During quarter	During quarter	During quarter	During quarter
	ended	ended	ended	ended
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Forfeiture rate	0%	0%	0%	0%
Stock price	$0.002 to $0.003	$0.002 to $0.003	$0.003 to $0.005	$0.002 to $0.003
Exercise price	$0.350	$0.350	$0.350	$0.350
Volatility	476%	476%	461%	433%
Risk free interest rate	3.66% to 4.60%	3.66% to 4.60%	4.72% to 4.81%	4.39% to 4.55%
Expected life (years)	2	2	2	2
Expected dividend rate	0%	0%	0%	0%
Fair value of warrants	$0	$119	$173	$134

Breakdown of warrants outstanding as of December 31, 2025 and 2024 are detailed below:

			Remaining	Remaining
	Warrants	Warrants	contractual life term	contractual life term
	outstanding as at	outstanding as at	as at	as at
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025 (years)	2024 (years)
Private placements	—	—	N/A	N/A
Serious Seeds	—	200,004	0.00	0.01 to 0.93
CLI	—	10,000,000	—	0.62
Total	—	10,200,004

Movement of the warrants is detailed below:

Warrants
Warrants as at December 31, 2023	10,400,008
Issued	—
Expired	(200,004)
Warrants as at December 31, 2024	10,200,004
Issued	—
Expired	(10,200,004)
Warrants as at December 31, 2025	—

Movement of the warrant liability is detailed below:

Warrant liability as at December 31, 2023	355
Warrant liability for new issuance	—
Change in fair value	(313)
Warrant liability as at December 31, 2024	42
Warrant liability for new issuance	—
Change in fair value	(42)
Warrant liability as at December 31, 2025	—

18.   Contingencies and Commitments

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,529,414 (CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2025, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of $95,245 (CAD 130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these consolidated financial statements. As of December 31, 2025, $100,795 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

Commitments

As per the Distribution, Collaboration and Licensing Agreement (“Serious Agreement”) entered with Serious Seeds, effective December 6, 2018, the Company would issue to Serious Seeds each month 5,208 shares of common stock, beginning on the thirteen (13th) months following the effective date of the Serious Agreement and continuing through the sixtieth (60th) month of the initial term. Furthermore, Serious Seeds would be issued warrants in each of the foregoing months to purchase 16,667 shares of Target common stock at varying exercise prices ranging from $0.20 to $0.35 per share. All of the warrants must be exercised on or before the two (2) year anniversary date of each of the warrant issuance dates. As of December 31, 2025, none of the above shares have been issued.

In consideration of the Company’s appointment as Serious’ exclusive distributor in Canada, the Company agreed to pay Serious certain royalties as mentioned below, but none of the royalties have been paid.

1st year:	2.00% of gross sales
2nd year:	2.25% of gross sales
3rd year:	2.50% of gross sales
4th year:	2.75% of gross sales
5th and following years:	3.00% of gross sales

19.   Income Taxes

Income taxes

The Company’s income taxes is calculated at a US corporate tax rate of approximately 21% (2024: 21%).

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

Net deferred tax assets consist of the following components as of December 31:

	2025	2024
	$	$
Tax effect of NOL Carryover	5,694,164	5,401,370
Less valuation allowance	(5,694,164)	(5,401,370)
	—	—

As of December 31, 2025, the Company performed a comprehensive analysis of its tax estimates and comparative figures accordingly, which had no net impact on deferred tax recorded. The Company had net operating loss carry forwards of approximately $27,115,065 (2024: $25,720,808) that may be offset against future taxable income from the year by 2045. No tax benefit has been reported as of December 31, 2025, consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company is taxed in the United States at the Federal level. All tax years since inception are open to examination because no tax returns have been filed.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended December 31, 2025 and 2024:

	2025	2024
	$	$
Statutory tax rate	21	21
Change in valuation allowance	(21)	(21)
Effective tax rate	—	—

20.   Subsequent Events

The Company’s management has evaluated subsequent events up to March 31, 2026, the date the consolidated financial statements were issued, pursuant to the requirements of ASC 855 and has determined the below material subsequent event to  report:

The Company entered into a Twelfth Amending Agreement with the Lender mentioned in note 14 pursuant to which the Lender agreed to lend the Company an additional $240,768 (CAD 330,000). The new loan carries interest at the rate of 3.0146% per month. The remaining terms and conditions of the Original Loan remain in full force and effect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework or COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Management’s Report of Internal Control over Financial Reporting

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective due to lack of overall system of internal controls as communicated by the auditors to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

	Year ended December 31,
Name and Principal position	2025	2024
Adam Taub, Vice President	113,307	106,544
Amalia Zarcone, Controller	109,440	104,250

Directors Compensation

		Fees Earned			Non-equity	Change in
		or Paid in	Stock	Option	Incentive Plan	Pension	All Other
Name	Year	Cash	Awards	Awards	Compensation	Value	Compensation	Total
Anthony Zarcone	2025	$109,440 (CAD 150,000)	—	—	—	—	—	$109,440 (CAD 150,000)
	2024	$104,250 (CAD 150,000)	—	—	—	—	—	$104,250 (CAD 150,000)
Barry Alan Katzman		—	—	—	—	—	—	—
Saul Niddam		—	—	—	—	—	—	—
		—	—	—	—	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 31, 2026, regarding the beneficial ownership of our Common Stock by (i) our named executive officer, (ii) each of our directors, and (iii) each person we know to beneficially own more than 5% of our outstanding Common Stock. All shares of our Common Stock shown in the table reflect sole voting and investment power.

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

Certain Relationships and Related Transactions

Effective December 20, 2019, Jerry Zarcone, the brother of Anthony Zarcone, the Chief Executive Officer (CEO) and a director of the Company, entered into a loan agreement with the Company pursuant to which Jerry Zarcone agreed to loan the Company up to

$2,032,943 (CAD 2,786,380) for working capital purposes. The loan was provided in two tranches with one bearing an annual interest rate of 16% while the other bearing an annual interest rate of 43.26%. The loan is secured by all assets owned by the Company and its subsidiaries including leasehold improvements and matures on August 31, 2026, or such earlier date as demanded by lender. Additional detail is provided in Note 16. The full text of the loan agreement is included in this report as Exhibit 10.20, 10.21, 10.22, 10.23, 10.29, 10.30, 10.31, 10.32, 10.33, 10.34, 10.35 and 10.36.

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

Pursuant to the Agreement, CLI purchased from the Company for the sum of $2,115,840, (CAD 2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,733,760 (CAD 10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note, subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI.

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

Item 14. Principal Accounting Fees and Services.

Our auditor, Fruci and Associates II, PLLC, is the registered independent accounting firm.

Audit Fees

We were billed $75,959 and $69,000 for years ended December 31, 2025 and 2024 respectively for professional services rendered for the audit of our consolidated financial statements.

Audit Related Fees

There were no other audit related fees for years ended December 31, 2025 and 2024.

Tax Fees

There were no tax fees for years ended December 31, 2025 and 2024.

All Other Fees

There were no other fees for years ended December 31, 2025 and 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K

(a)Consolidated Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3.1	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/03/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	09/25/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17,2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.28	Amendment dated May 12, 2021 to Debt Purchase and Assignment Agreement	10-Q	10.28	08/06/21

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/07/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/07/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/07/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	05/08/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	05/08/23

10.34	Seventh Amending Agreement dated February 16, 2023 (corrected)	10-Q	10.34	08/09/23

10.35	Ninth Amending Agreement dated November 7, 2023	10-Q	10.35	11/08/23

10.36	Tenth Amending Agreement dated August 16, 2024	8-K	10.36	08/26/24

10.37	Eleventh Amending Agreement dated August 11, 2025	8-K	10.37	08/12/25

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	TARGET GROUP INC.

	By:	/s/ Anthony Zarcone
Anthony Zarcone
Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer and
/s/ Anthony Zarcone	Director	March 31, 2026
Anthony Zarcone

/s/ Barry Alan Katzman	Director	March 31, 2026
Barry Alan Katzman

/s/ Saul Niddam	Director	March 31, 2026
Saul Niddam