Form 10-Q
period 2026-06-30
Target Group Inc.
filed 2026-08-13
CIK 1586554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2026, the registrant had 617,025,999 shares of Common Stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED).

TARGET GROUP INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

TARGET GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2026	2025
		$	$
		(unaudited)
ASSETS
Current assets
Cash		5,914	100,410
Restricted cash		8,092	8,390
Accounts receivable, net of allowance	Note 3	522,374	446,283
Inventory	Note 4	1,715,945	1,669,053
Prepaid asset		39,759	41,222
Sales tax recoverable, net of allowance	Note 5	74,995	60,506
Other receivable	Note 8	3,519	3,648
Total current assets		2,370,598	2,329,512
Long term assets
Fixed assets	Note 6	3,028,948	3,554,463
Goodwill	Note 7	250,786	260,016
Operating lease right-of-use assets	Note 9	27,949	32,758
Total long term assets		3,307,683	3,847,237
Total assets		5,678,281	6,176,749

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		31,543	506
Accounts payable and accrued liabilities		3,149,059	2,637,973
Deferred revenue	Note 2	—	197,557
Payable to related parties, net	Note 8	10,229,180	10,361,576
Operating lease liability - Current portion	Note 9	184,561	175,460
Convertible promissory notes, net	Note 10	480	480
Derivative liability	Note 10	7,994	8,057
Total current liabilities		13,602,817	13,381,609

Long term liabilities
Operating lease liability - Non-current portion	Note 9	730,897	858,088
Total long term liabilities		730,897	858,088
Total liabilities		14,333,714	14,239,697

Stockholders’ deficiency
Preferred stock	Note 11	100	100
Common stock	Note 11	61,703	61,703
Shares to be issued	Note 11	175,439	175,439
Additional paid-in capital		24,985,697	24,985,697
Accumulated deficit		(33,096,694)	(32,306,526)
Accumulated comprehensive loss		(781,678)	(979,361)
Total stockholders’ deficiency		(8,655,433)	(8,062,948)
Total liabilities and stockholders’ deficiency		5,678,281	6,176,749

Contingencies and commitments	Note 13	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

		For the	For the	For the	For the
		three months ended	three months ended	six months ended	six months ended
		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
		$	$	$	$

REVENUE		1,380,838	1,245,724	2,260,280	2,646,163
COST OF GOOD SOLD		(752,520)	(500,303)	(1,440,175)	(1,129,915)
Gross profit		628,318	745,421	820,105	1,516,248

OPERATING EXPENSES
Advisory and consultancy fee		52,807	55,911	78,067	109,753
Management services fee		87,975	87,891	177,926	240,364
Legal and professional fees		36,837	46,043	71,147	96,228
Depreciation expense		228,960	226,942	458,613	445,418
Operating lease expense	Note 9	44,754	49,721	89,609	98,958
Office and general		160,408	141,786	238,053	234,826
Total operating expenses		611,741	608,294	1,113,415	1,225,547

OTHER EXPENSES (INCOME)
Change in fair value of derivative and warrant liability		(149)	(8,113)	(106)	2,289
Interest and bank charges		289,170	263,970	577,419	514,736
Exchange (income) loss		(42,031)	106,619	(77,061)	107,614
Interest income		—	(17,289)	—	(33,780)
(Allowance) recovery of sales tax recoverable		9,399	(279)	(3,394)	4,147
Debt issuance cost		—	11,989	—	23,678
Total other expense		256,389	356,897	496,858	618,684

Net loss before income taxes		(239,812)	(219,770)	(790,168)	(327,983)
Income taxes		—	—	—	—
Net loss		(239,812)	(219,770)	(790,168)	(327,983)

Foreign currency translation adjustment		128,152	(192,062)	197,683	(194,846)
Comprehensive loss		(111,660)	(411,832)	(592,485)	(522,829)

loss per share - basic and diluted		(0.0004)	(0.0004)	(0.0013)	(0.0005)
Weighted average shares - basic and diluted		617,025,999	617,025,999	617,025,999	617,025,999

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2026

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
	#	$	#	$	#	$	$	$	$	$	$
As at March 31, 2026	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(32,856,882)	(909,830)	(8,543,773)

Net loss	—	—	—	—	—	—	—	—	(239,812)	—	(239,812)

Foreign currency translation	—	—	—	—	—	—	—	—	—	128,152	128,152

As at June 30, 2026	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(33,096,694)	(781,678)	(8,655,433)

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

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2026

							Stock	Additional		Accumulated
	Preferred stock		Common stock		Shares to be issued		subscription	paid-in	Accumulated	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	receivable	capital	deficit	loss	Total
		$		$		$		$	$		$
As at December 31, 2025	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(32,306,526)	(979,361)	(8,062,948)

Net loss	—	—	—	—	—	—	—	—	(790,168)	—	(790,168)

Foreign currency translation	—	—	—	—	—	—	—	—	—	197,683	197,683

As at June 30, 2026	1,000,000	100	617,025,999	61,703	1,641,520	175,439	—	24,985,697	(33,096,694)	(781,678)	(8,655,433)

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

TARGET GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	six months ended	six months ended
	June 30, 2026	June 30, 2025
	$	$
OPERATING ACTIVITIES

Net loss for the period	(790,168)	(327,983)

Adjustment for non-cash items
Change in fair value of derivative and warrant liability	(106)	2,289
(Recovery) allowance of sales tax recoverable	(3,394)	4,147
Depreciation expense	458,613	445,418
Operating lease expense	81,593	91,441
Debt issuance cost	—	23,678

Changes in operating assets and liabilities:
Change in accounts receivable - net of allowance	(94,739)	(223,367)
Change in inventory	(109,468)	(44,532)
Change in sales tax recoverable	(13,763)	16,132
Change in accounts payable and accrued liabilities	513,157	75,043
Change in operating lease liability, net	(161,784)	(156,639)
Changes in interest receivable	—	8,802
Change in deferred revenue	(196,514)	—
Net cash (used) from operating activities	(316,573)	(85,571)

INVESTING ACTIVITIES
Amounts invested on fixed assets	(46,571)	(27,101)
Advancement on convertible note	—	70,970
Net cash (used) provided by investing activities	(46,571)	43,869

FINANCING ACTIVITIES
Utilization of bank overdraft facility	32,010	—
Proceeds from loans from related parties	239,498	—
Settlement of related party loan	—	(1,055,997)
Net cash provided (used) by financing activities	271,508	(1,055,997)

Net change in cash and restricted cash during the period	(91,636)	(1,097,699)
Effect of foreign currency translation	(3,158)	65,867
Cash and restricted cash, beginning of period	108,800	1,877,759
Cash and restricted cash, end of period	14,006	845,927

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as consideration for services	—	—

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	—	1,588,272
Cash paid for taxes	—	—

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

Target Group is a diversified, vertically integrated, progressive cannabis company with a focus nationally and internationally. The Company wholly owns and operates Canary Rx Inc, a Canadian licensed cannabis producer (“Canary”), regulated under the Cannabis Act (Canada), SC 2018, c 16 (the “Cannabis Act”). Canary, operates a 44,000 square foot facility located in Norfolk County, Ontario. The Company has structured multiple international production and distribution platforms and continues to expand its global footprint, focused on building an iconic brand portfolio with cutting-edge intellectual property in both the medical and recreational cannabis markets. Target Group is committed to building industry-leading companies that transform the perception of cannabis and responsibly elevate the overall patient and consumer experience.

The Company’s core business is producing, manufacturing, distributing, and selling of cannabis products in Canada. As of the current year to date period end, Canary has produced and sold cannabis products of $2,260,280 (Period ended June 30, 2025: $2,646,163).

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

Pursuant to the Debt Agreement, CLI purchased from the Company for the sum of $2,040,730 (CAD $2,900,000) a debt obligation owing from Canary to the Company in the principal balance of $7,459,220 (CAD $10,600,000 (“Canary Debt”)). Upon receipt of the consideration, the Company loaned the full sum to Canary under terms of an unsecured, non-interest-bearing promissory note (“Note”), subject to a covenant by the Company not to take any collection action so long as the Canary Debt remains unpaid to CLI. As of June 30, 2026, $3,519 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the unaudited condensed consolidated interim balance sheet.

As a condition of the closing of the Debt Agreement, the terms of the Canary Debt were amended to provide for interest at 5% per annum with a maturity date of 60 months from the date of the Debt Agreement (“Term”). The Canary Debt was to be repaid according to the following schedule:

a)	In the first year of the Term, Canary will pay CLI the greater of $795,181 (CAD 1,130,000) and fifty percent (50%) of the Net Revenue (hereinafter defined), provided that where the latter amount exceeds the former amount, Canary will, by the end of such first year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such first year, pay CLI the balance of such amount owing for such first year;
b)	In the second year of the Term, Canary will pay CLI the greater of $1,477,770 (CAD 2,100,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2021, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such second year, pay CLI the balance of such amount owing for such second year;

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

c)	In the third year of the Term, Canary will pay CLI the greater of $2,265,914 (CAD 3,220,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2022, provided that where the latter amount exceeds the former amount, Canary will, by the end of such third year, pay CLI no less than the former amount and Canary will, within thirty (30) days following the end of such third year, pay CLI the balance of such payments owing for such third year;
d)	In the fourth year of the Term, Canary will pay CLI the greater of $2,167,396 (CAD 3,080,000) and fifty percent (50%) of the Net Revenue, by way of twelve (12) consecutive monthly installments payable on the 14th day of each month commencing on August 14, 2023, provided that where the latter amount exceeds the former amount, Canary will, within thirty (30) days following the end of such fourth year, pay CLI the balance of such amount owing for such fourth year; and
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

Effective August 14, 2020, the Debt Agreement was amended (“Amendment”) to provide that CLI would purchase from Rubin Schindermann, a director of the Company, 500,000 shares of the Company’s Series A Preferred Stock in consideration of the payment by CLI to Rubin Schindermann of $70,370 (CAD $100,000) and the issuance to Schindermann of 10,000,000 shares of the Company’s common stock. In consideration of the foregoing, Mr. Schindermann resigned as a director of the Company and from any and all administrative and executive positions with the Company’s subsidiaries Visava, Canary and CannaKorp, respectively. In addition, the Company issued Common Stock Purchase Warrant for 10,000,000 shares of Target Group’s common stock to CLI as consideration for the Debt Agreement (“CLI Warrants”). Refer to Note 11 for additional details on the CLI Warrants. The combined impact of both transactions resulted in debt issuance cost of $251,518. This debt issuance cost will be amortized over the term of the debt on a straight-line basis.

The transactions contemplated by the Debt Agreement and the Amendment closed on August 14, 2020.

Going Concern

During the six months ended June 30, 2026, the company has generated revenue but has also incurred operating losses for the six months ended June 30, 2026. The Company had a working capital deficit of $11,232,219 and an accumulated deficit of $33,096,694 as of June 30, 2026. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash

The Company places its cash with high-quality banking institutions. The Company do not have cash balances in excess of the Federal Deposit Insurance Corporation (FDIC) limit as of June 30, 2026 and December 31, 2025.

Cash and cash equivalents include cash on hand and deposits at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2026 and December 31, 2025.

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

The Company generated revenue of $2,260,280 during the six months ended June 30, 2026 whereas $2,646,163 in June 30, 2025.

The Company revenue was to seven customers (June 30, 2025: twelve customers). The revenue represents the sale of cannabis products. Since the customers have received the product and there are no further obligations as per the agreement, revenue was recognized.

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

The following table presents the Company’s revenue by geographic region:

Germany	$1,037,137
Australia	$588,655
Israel	$249,307
Portugal	$224,383
Canada	$160,798
$2,260,280

The Company’s net (loss) income for the year ended is summarized in the table below.

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	$	$	$	$
Net loss	(239,812)	(219,770)	(790,168)	(327,983)

3.     Accounts Receivables

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of June 30, 2026, the company’s allowance for doubtful accounts was $2,663 (2025: $2,774).

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.     Inventory

As of June 30, 2026, the inventory in the amount of $1,715,945 (2025: $1,669,053) consists of work-in-progress and finished cannabis goods.

As at
Product	June 30, 2026
$
Finished goods	1,159,628
WIP (Flowers and plants)	556,317
1,715,945

5.     Sales Tax Recoverable and Payable

As of June 30, 2026, the Company had $84,797 of gross sales tax recoverable compared to December 31, 2025 there was $67,256, while the Company had $nil of gross sales tax payable as of June 30, 2026.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted through the Joint Venture.

The Company has recorded $9,802 (December 31, 2025: $6,750) of allowance as of June 30, 2026.

6.     Fixed Assets

The Company’s subsidiary, Canary, initiated construction on its leased 44,000 square foot cannabis cultivation facility in September of 2017. Since then, extensive demolition and structural upgrades have been carried out at the site. On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act. Canary currently operates as a licensed producer/wholesaler of craft cannabis in Ontario and has since been granted its sales amendment from Health Canada to sell directly to provincial retail boards for consumer products.

Canary has recorded a depreciation expense of $413,320 during the six months ended June 30, 2026 (June 30, 2025: $401,127) while CannaKorp has recorded a depreciation expense of $nil during the six months ended June 30, 2026 (June 30, 2025: $nil). Target recorded a depreciation of $195 during the six months ended June 30, 2026 (June 30, 2025: $190). JVCo recorded depreciation of $45,098 during the six months ended June 30, 2026 (June 30, 2025: $44,101).

Below is a breakdown of the consolidated fixed asset, category wise:

	Furniture &	Machinery &		Leasehold
	fixture	Equipment	Software	improvements	Total
	$	$	$	$	$
Cost	1,384,493	767,591	51,363	6,555,549	8,758,996
Accumulated depreciation	(1,005,872)	(767,035)	(48,752)	(3,908,389)	(5,730,048)
	378,621	556	2,611	2,647,160	3,028,948

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

During the quarter ended, June 30, 2026, all of the Visava Warrants expired, none were exercised.

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

8.     Related Party Transactions and Balances

During the six months ended June 30, 2026, the Company expensed $177,926 (June 30, 2025: $240,364) in management service fee for services provided by the current key officers of the company.

The breakdown of the related party balance as of June 30, 2026 of $10,229,180 (December 31, 2025: $10,361,576) is below:

Debt purchase by CL Investors Inc.

On June 15, 2020, the Company and its subsidiaries, entered into a Debt Agreement with CLI explained in Note 1. The Canary Debt, Term, repayment schedule, security and options are set forth in Note 1.As of June 30, 2026, $3,519 (CAD $5,000) is still outstanding from CLI.

Interest expense charged for the six months ended in the amount of $191,271 (CAD $263,458) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $980,857 (CAD 1,393,856) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated interim balance sheet.

The repayment schedule of the minimum principal payments is shown below:

2026	$7,334,333
Total	7,334,333
Current portion	(7,334,333)
Non-current portion	$—

During the period ended June 30, 2026, the Company made no payments to the CLI loan.

The Company has classified the entire outstanding balance of the loan as a current liability because the note is in default and is due on demand. At this stage the Company is under discussions to formalize the arrangements with the lender to revise the terms of the loans.

The Debt Agreement Amendment and CLI Warrants are explained in Note 1. Refer to Note 11 for additional details on the CLI Warrants. The combined impact of both transactions resulted in a debt issuance cost of $251,518. This debt issuance cost were amortized over the term and have been fully amortized as of the balance sheet date. As at June 30, 2026, the balance is $nil.

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

	Interest rate	Maximum loan		Outstanding loan
		CAD	USD	CAD	USD
Tranche 1	16.00%	1,043,593	734,376	1,043,593	734,376
Tranche 2	43.26%	1,592,787	1,120,844	1,592,787	1,120,844
Tranche 3	43.26%	150,000	105,555	150,000	105,555
Tranche 4	43.26%	—	—	—	—
Tranche 5	43.26%	100,000	70,370	—	—
Tranche 6	43.26%	330,000	232,221	330,000	232,221
Total		3,216,380	2,263,366	3,116,380	2,192,996

Interest expense charged for the six months ended June 30, 2026 in the amount of $382,936 (CAD $527,460) is included in interest and bank charges on the unaudited condensed consolidated interim statement of operations and comprehensive loss and accrued interest in the amount of $697,857 (CAD 991,697) is included in accounts payable and accrued liabilities on the unaudited condensed consolidated balance sheet.

The Eleventh Amending Agreement to the shareholder loan, was executed on August 11, 2025, by and between Jerry Zarcone (the “Lender”), the Company and its subsidiaries (“Eleventh Amendment”), which extended the term of each of the First, Second, Third, Fourth, and Fifth Tranche, to a maturity date of August 31, 2026, or such earlier date as demanded by Mr. Zarcone. Effective January 25, 2026, the Company and Lender entered into a Twelfth Amending Agreement pursuant to which Lender advanced the Company an additional CDN$330,000.00 (the “Sixth Tranche”) under the shareholder loan. The Sixth Tranche carries interest at the rate of 3.0416% per month (43.26% per annum) and is subject to a Lender’s fee of CDN$33,000.00 which was deducted and paid from the Sixth Tranche. The maturity date of the Sixth Tranche is December 31, 2026. At Company’s request, and Lender’s sole option, Lender may advance up to an additional CDN$500,000.00, subject to a Lender’s fee of ten percent (10%) of the amount of the additional advance, bearing the same interest rate and maturity date as the Sixth Tranche.

Outstanding management service fee

The balance owing to key officers of the Company is $636,688 (December 31, 2025: $659,189).

Balances outstanding related to subsidiaries

During the year ended December 31, 2019, the Company settled with the loan holders provided to the Company’s subsidiary, CannaKorp. The total amount subject to settlement was $817,876 which includes accrued interest and accrued payroll. The company settled by paying $954,374 as consideration of cash, 920,240 shares (recorded in shares to be issued) and warrants of 920,240 shares with an exercise price of $0.15 per share. This resulted in a settlement loss of $136,498. These warrants expired during the year ended December 31, 2021. Of the total settlement amount, as of June 30, 2026 and December 31, 2025, $65,000 was outstanding to be paid. This amount includes late payment penalties of $25,000. During the period ended June 30, 2026, all of the warrants expired, none were exercised.

Balances outstanding related to directors

During the six months ended June 30, 2026, the Company has purchased $nil of consulting services from GTA Angel Group which is owned by the Company’s CEO’s brother. The balance outstanding as of June 30, 2026 is $23,855 and is included in accounts payable and accrued liabilities.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company subleases its principal executive office premise from Norlandam Marketing Inc., a company owned by one of the directors. During the quarter ended March 31, 2021, the premises were subleased to a third party that makes rent payments directly to Norlandam Marketing Inc. The balance outstanding as of June 30, 2026 and December 31, 2025 is $nil.

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

The Company does not own any real property. It currently leases two office/facility spaces. For accounting purposes, this lease is treated as an operating leases. Upon adoption of ASC 842, the Company recognized $1,589,104 (CAD $2,258,212) of right-to-use assets as operating leases and operating lease obligations. The right-to-use asset was reduced by $1,470,677 (CAD $2,089,921) due to recognition of the prior deferred rent liability which was eliminated upon adoption of ASC 842. Details of these leases are detailed below:

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

The Company’s second-tier subsidiary, Canary, is a party to a 10-year lease agreement (initiated in July 2014) with respect to its facility to produce craft cannabis at scale. The lease agreement was amended effective January 1, 2020, where the amended 10-year term starts on May 1, 2020 and provides the Company with an option to extend for three (3) additional terms of ten (10) years. Additionally, effective January 1, 2020, the amended agreement increased the minimum rent to $24,630 (CAD $35,000) plus applicable taxes per month and on each anniversary date, commencing from January 1, 2021, the minimum rent will increase by 1.00%. Furthermore, only the current 10-year term has been factored into the calculation of the lease liability. Effective May 1, 2020, due to the implementation of the new lease, $695,462 (CAD $988,293) was forgiven by the landlord and one vendor.

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

These leases will expire between 2026 and 2030. The weighted average discount rate used for these leases was 16% (average borrowing rate of the Company). Maturities of lease liabilities were:

2026	$156,868
2027	316,874
2028	320,043
2029	323,243
Thereafter	108,826
Total lease payments	1,225,854
Less imputed interest	(310,396)
Present value of lease liabilities	915,458
Current portion	(184,561)
Non-current portion	$730,897

Below is the reconciliation of the net operating lease presented on the unaudited condensed consolidated interim statement of operations:

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	$	$	$	$
Gross operating lease expense	39,980	91,441	81,593	91,441
Gross rent and utilities expenses	4,774	(41,720)	8,016	7,517
	44,754	49,721	89,609	98,958

10.   Convertible Promissory Notes

Interest amounting to $10 was accrued for the six months ended June 30, 2026 (June 30, 2025: $9).

Principal amount outstanding as of June 30, 2026 and December 31, 2025 was $480. At both reporting dates, the entire balance was current.

All notes maturing prior to the date of this report are outstanding.

Derivative liability

During the six months ended June 30, 2026, there were no conversion of principal balance of convertible promissory notes (June 30, 2025: $nil). The Company recorded and fair valued the derivative liability as follows:

	Derivative	Conversions /			Derivative
	liability as at	Redemption			liability as at
	December 31,	during the	Change due to	Fair value	June 30,
	2025	period	Issuances	adjustment	2026
	$	$	$	$	$
Note D	902	—	—	8	910
Note F	5,248	—	—	(51)	5,197
Note G	1,907	—	—	(19)	1,887
	8,057	—	—	(62)	7,994

Key assumptions used for the valuation of convertible notes

Derivative element of the convertible notes was fair valued using a multinomial lattice model. Following assumptions were used to fair value these notes as of June 30, 2026:

●	Projected annual volatility of 157% to 218%;

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

●	Risk free interest rate of 0.55% to 3.93%;
●	Stock price of $0.002;
●	Liquidity term of 0.25 to 0.50 years;
●	Dividend yield of 0%; and
●	Exercise price of $0.0018 to $0.0151.

11.   Stockholders’ Equity

Capitalization

Preferred Stock

●	Par value: $0.0001
●	Authorized: 20,000,000
●	Issued: 1,000,000 shares were outstanding as of June 30, 2026 and December 31, 2025

Common Stock

●	Par value: $0.0001
●	Authorized: 850,000,000
●	Issued: 617,025,999 shares are outstanding as at June 30, 2026 and December 31, 2025

As of June 30, 2026, convertible notes and preferred stock outstanding could be converted into 49,822,208 (December 31, 2025: 36,361,915) and 100,000,000 (December 31, 2025: 100,000,000) shares of common stock, respectively.

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

TARGET GROUP INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Warrants

The warrants (with an exercise price in United States Dollar) were re-classified as a liability as of December 31, 2019, and therefore have been revalued on each quarter end. The fair value of the warrants was measured on reporting dates using the Black-Scholes option pricing model using the following assumptions:

2026

As of the period end June 30, 2026, there were no warrants outstanding, as all previously issued warrants had expired.

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

As of the period end June 30, 2026, no warrants had been issued.

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

As of the period end June 30, 2026, no warrants were outstanding.

12.   Earnings (Loss) Per Share

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Accordingly, 100,000,000 potentially dilutive shares were excluded from the computation of diluted net loss per share.

13.   Contingencies

Contingencies

During the year ended December 31, 2019, a terminated employee of Canary has filed a lawsuit against the Company amounting to approximately $1,507,076 (alleged damages of CAD 2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no provision has been recognized.

A complaint for damages of $150,000 was lodged against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated financial statements. As of June 30, 2026, $188,865 has been recorded in CannaKorp’s payable based on past accruals and outstanding invoices. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

During the year ended December 31, 2020, a claim for damages of approximately $93,835 (alleged damages of CAD $130,778) was lodged against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of these unaudited condensed consolidated interim financial statements. As of June 30, 2026, $97,216 (CAD $138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

14.   Subsequent Events

The Company’s management has evaluated subsequent events through the date the unaudited condensed consolidated interim financial statements were issued, pursuant to the requirements of ASC 855 and has none of the subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of the Target Group Inc. (“we,” “us” or the “Company”) for the six months ended June 30, 2026 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

As of June 30, 2026, $3,519 (CAD $5,000) is still outstanding from CLI which is presented as other receivable on the consolidated balance sheet.

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

Employees

As of June 30, 2026, the Company had 42 employees which include Anthony Zarcone, Chief Executive Officer.

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

Balance sheet – As of June 30, 2026 and December 31, 2025

Cash and Restricted Cash

On June 30, 2026, the Company had cash of $5,914 (excluding restricted cash of $8,092) compared to $100,410 (excluding restricted cash of $8,390) as of December 31, 2025. The decrease in cash was primarily attributable to the settlement of liabilities.

The change in restricted cash is due to foreign exchange conversion of balances in Canadian Dollars into United States Dollars.

Accounts Receivable

Accounts receivable are recorded at the net value of the face amount less an allowance for doubtful accounts. As of June 30, 2026 accounts receivable totaled $522,374 (2025: $446,283). The majority of the balance at period end is current and will be received subsequent to period end.

As of June 30, 2026, the company’s allowance for doubtful accounts was $2,663 compared to $2,774 at December 31, 2025.

Inventory

As of June 30, 2026, the inventory in the amount of $1,715,945 (2025: $1,669,053) consists of WIP and finished cannabis goods.

As at
Product	June 30, 2026
$
Finished goods	1,159,628
WIP (Flowers and plants)	556,317
1,715,945

Prepaid asset

On June 30, 2026, the Company had prepaid asset of $39,759 compared to $41,222 as of December 31, 2025. The balance represents the security deposit for the leased land for the facility to produce medical marijuana.

Sales tax recoverable and payable

On June 30, 2026 the gross sales tax recoverable is $84,797 compared to December 31, 2025 $67,256 while the gross sales tax payable as of June 30, 2026 is $nil compared to $nil as at December 31, 2025.

Recoverable is due to the sales tax paid by the Company on expenses incurred during the year which are recoverable from the government while payable is due to the sales tax received (after deducting sales tax paid on expenses incurred by the Company) during the year which are payable from the government due to sales conducted by the Joint Venture.

Sales tax recoverable allowance on June 30, 2026 is $9,802 (December 31, 2025: $6,750).

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of our subsidiaries at the date of acquisition.

Fixed assets

The Company initiated construction on its 44,000 square foot cannabis cultivation facility in September of 2017. On May 1, 2019, the Company completed the construction of its 44,000 square foot cannabis cultivation facility and on May 14, 2019, the Company submitted a Site Evidence Package to Health Canada as part of the steps to obtain the license to cultivate cannabis at the Company’s facility. On October 8, 2019, the Company was granted licenses to cultivate, process and sell cannabis pursuant to the Cannabis Act. On June 4, 2021, Canary received its Sales License amendment from Health Canada.

Accounts payable and accrued liabilities

Accounts payable amounting to $3,149,059 as of June 30, 2026, primarily represents consulting and construction services related to capital work in progress amounting to $5,692, interest on promissory notes and loans amounting to $1,696,832, and outstanding, accrued professional fees amounting to $895,227.

Accounts payable amounting to $2,637,973 as of December 31, 2025, primarily represents consulting and construction services related to fixed asset additions amounting to $100,794, interest on promissory notes and loans amounting to $1,203,273, outstanding and accrued professional fees amounting to $940,235.

Payable to related parties

As of June 30, 2026, the Company had $10,229,180 payable to related parties as compared to $10,361,576 as of December 31, 2025. The balance primarily represents loans provided by the Company’s shareholder and a related party, CLI, management services fee outstanding to the managers of the company, and outstanding amount of $65,000 to be paid to a former shareholder of CannaKorp as part of the settlement agreement.

Convertible promissory notes payable

Interest amounting to $10 was accrued for the six months ended June 30, 2026 (June 30, 2025: $9).

The principal amount outstanding as of June 30, 2026 and December 31, 2025 was $480. At both reporting dates, the entire balance was current.

Statement of Operations – For the three months ended June 30, 2026 and 2025:

Revenue

The Company generated revenue of $1,380,838 during the quarter ended in 2026 while $1,245,724 in the comparable period of 2025. The Company revenue represents the sale of cannabis product and the revenue was concentrated to three customers that represent over 10% of total revenue during the three month period.

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

Expenses primarily represented consulting fees of $52,807 (2025: $55,911), management fees of $87,975 (2025: $87,891), legal and professional charges of $36,837 (2025: $46,043) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $228,960 (2025: $226,942), operating lease expense of $44,754 (2025: $49,721) and office and general expenses of $160,408 (2025: $141,786).

Changes in other income and expenses were due to: (1) increase in the principal balance led to increased interest expense; and (2) and there is exchange income during the quarter due to favorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $149 (2025: negative $8,113), interest and bank charges amounting to $289,170 (2025: $263,970), exchange gain of $42,031 (2025: loss of $106,619), and debt issuance cost of $nil (2025: $11,989).

Statement of Operations – For the six months ended June 30, 2026 and 2025:

Revenue

The Company generated revenue of $2,260,280 during the quarter ended in 2026 while $2,646,163 in the comparable period of 2025. The revenue represents the sale of cannabis product and the revenue was concentrated to seven customers (2025: twelve).

Expenses

Our expenses are classified primarily into advisory and consultancy fees, management fees, salaries and wages, legal and professional fees, and depreciation expense. The decrease in operating expenses during the current quarter ended compared to comparable prior quarter ended is due to decrease in consulting fee, management service fees, operating lease expense and legal and professional fees in the current period.

Expenses primarily represented consulting fees of $78,067 (2025: $109,753), management fees of $177,926 (2025: $240,364), legal and professional charges of $71,147 (2025: $96,228) comprising legal, review, accounting and Edgar agent fee, depreciation expense amounting to $458,613 (2025: $445,418) and office and general amounting to $238,053 (2025: $234,826).

Changes in other income and expenses were due to: (1) the revaluation of the warrant and convertible debt liabilities on each quarter-end which increased in magnitude because none of the warrants expired during the current period ended; (2) increase in the principal balance led to increased interest expense; and (3) and significant increase in exchange gain during the quarter due to favorable exchange rate.

Other income and expenses comprised, change in fair value of derivative and warranty liability amounting to negative $106 (2025: positive $2,289), interest and bank charges amounting to $577,419 (2025: $514,736), exchange gain $77,061 (2025: loss of $107,614), and debt issuance cost of $nil (2025: $23,678).

Liquidity and Capital Resources

As of June 30, 2026, the Company had a working capital deficit of $11,232,219 (December 31, 2025: $11,052,097). The Company is actively seeking various financing opportunities to meet the deficit capital requirements.

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

Statement of Cash Flow – For the six months ended June 30, 2026 and 2025:

Operating activities

Operating activities used cash of $316,573 compared to cash used of $85,571 for the corresponding period of the prior year. This is primarily due to the change in accounts receivable, inventory and accounts payable and accrued liabilities.

Investing activities

Investing activities used cash of $46,571 for the six months ended June 30, 2026 compared to $43,869 cash provided in the corresponding period of the prior year. This is due to the purchase of assets during the period.

Financing activities

Financing activities provided cash of $271,508 for the six months ended June 30, 2026 compared to cash used of $1,055,997 during the six months of 2025 this was due to the loan received from related party.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we have carried out an evaluation, with the participation of our management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

No change in our system of internal control over financial reporting occurred during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the year ended December 31, 2019, a terminated employee of Canary filed a lawsuit against the Company amounting to approximately USD $1,507,076 (alleged damages of CAD $2,100,000) in Ontario, Canada. Currently, the Company is defending its position and believes that the ultimate decision will be in favor of the Company.

A complaint for damages of USD $150,000 was filed against CannaKorp by the former Chief Financial Officer of CannaKorp for outstanding professional fees. No claim has been registered. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report.

During the year ended December 31, 2020, a claim for damages of approximately USD $93,835 (alleged damages of CAD $130,778) was filed against Canary by a vendor for breach of contract. The management is of the view that no material losses will arise in respect of the legal claim at the date of this report. As of June 30, 2026, $97,216 (CAD 138,150) has been recorded in the Canary’s payable based on past accruals. Due to the uncertainty of timing and the amount of estimated future cash flows, if any, relating to this claim, no further amount has been recognized.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Asset Acquisition Agreement	8-K	2.1	12/11/14

2.1.1	Agreement and Plan of Share Exchange dated June 27, 2018 with Visava Inc.	8-K	2.1	07/03/18

2.1.2	Agreement and Plan of Share Exchange dated January 25, 2019 with CannaKorp Inc. and David Manly, as Stockholder Representative	8-K	2.1	01/29/19

3(i)(a)	Articles of Incorporation	10-12G	3.1	09/30/13

3(i)(a)	Amended Articles of Incorporation	10-K	3(i)(a)	03/18/22

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/20/16

3(i)(a)	Certificate of Amendment	8-K	3(i)	04/12/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	07/06/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	11/01/17

3(i)(a)	Certificate of Amendment	8-K	3(i)	10/01/18

3.2	Bylaws	10-12G	3.2	09/30/13

4.1	Description of Capital Stock	10-K	4.1	04/14/20

10.1	Form of Securities Purchase Agreement-Blackbridge Capital Growth Fund, LLC	10-K	10.1	03/31/17

10.2	Form of Convertible Promissory Note	10-K	10.2	03/31/17

10.3	Form of Convertible Promissory Note	10-K	10.3	03/31/17

10.4	Form of Convertible Promissory Note	10-K	10.4	03/31/17

10.5	Form of Securities Purchase Agreement-Crown Bridge Partners, LLC	10-K	10.5	03/31/17

10.6	Form of Convertible Promissory Note	10-K	10.6	03/31/17

10.10	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.10	03/28/18

10.11	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.11	03/28/18

10.12	Securities Purchase Agreement-Power Up Lending Group Ltd.	10-K	10.12	03/28/18

10.13	Convertible Promissory Note-Power-Up Lending Group Ltd.	10-K	10.13	03/28/18

10.14	Securities Purchase Agreement-Power Up Lending Group Ltd. dated December 24, 2018	10-K	10.14	04/01/19

10.15	Convertible Promissory Note-Power-Up Lending Group Ltd. dated December 24, 2018	10-K	10.15	04/01/19

10.16	Distribution, Collaboration and Licensing Agreement dated December 6, 2018 between Target Group Inc, Canary Rx Inc., Serious Seeds B.V. and Simon Smit	10-K	10.16	04/01/19

10.17	Licensed Producer/Licensed Processor Sales Agency Agreement dated December 13, 2018 with Cannavolve Inc.	10-K	10.17	04/01/19

10.18	Exclusive License Agreement dated August 8, 2019 with cGreen Inc.	8-K	2.1	08/13/19

10.19	Purchase, Licensing and Purchase Agreement dated September 17, 2019 between CannaKorp, Inc. and Nabis Arizona LLC	8-K	10.1	09/19/19

10.20	Loan Agreement dated December 20, 2019 with Jerry Zarcone	10-K	10.20	04/14/20

10.21	First Amending Agreement dated March 11, 2020 with Jerry Zarcone	10-Q	10.21	06/05/20

10.22	Second Amending Agreement dated April 30, 2020 with Jerry Zarcone	10-Q	10.22	08/10/20

10.23	Third Amending Agreement dated May 15, 2020 with Jerry Zarcone	10-Q	10.23	08/10/20

10.24	Promissory Note Between Target Group Inc. and Frank Zarcone	10-Q	10.24	08/10/20

10.25	Joint Venture Agreement between Canary Rx Inc. and 9258159 Canada, Inc. dated May 14, 2020	10-Q	10.25	08/10/20

10.26	Debt Purchase and Assignment Agreement dated June 15, 2020	8-K	10.1(i)	08/18/20

10.27	Amendment dated August 14, 2020 to Debt Purchase and Assignment Agreement	8-K	10.1(ii)	08/18/20

10.29	Fourth Amending Agreement dated June 12, 2021	10-Q	10.29	11/7/22

10.30	Fifth Amending Agreement dated February 16, 2022	10-Q	10.30	11/7/22

10.31	Sixth Amending Agreement dated October 18, 2022	10-Q	10.31	11/7/22

10.32	Seventh Amending Agreement dated February 16, 2023	10-Q	10.32	5/8/23

10.33	Eighth Amending Agreement dated March 28, 2023	10-Q	10.33	5/8/23

10.34	Seventh Amending Agreement dated February 16, 2023 (corrected)	10-Q	10.34	8/9/23

10.35	Ninth Amending Agreement dated November 7, 2023	10-Q	10.35	11/08/23

10.36	Tenth Amending Agreement dated August 16, 2024	10-Q	10.36	11/07/24

10.37	Eleventh Amending Agreement dated August 11, 2025	10-Q	10.37	8/12/25

10.38	Twelfth Amending Agreement dated January 25, 2026	10-Q	10.38	5/14/26

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARGET GROUP INC.

Dated: August 13, 2026	By:	/s/ Anthony Zarcone
Chief Executive Officer, and Director

Dated: August 13, 2026	By:	/s/ Barry Alan Katzman
Director

Dated: August 13, 2026	By:	/s/ Saul Niddam
Director